Form 10QSB
period 1996-03-31
BRAKE HEADQUARTERS U S A INC
filed 1996-05-17
CIK 854551

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

                                       OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________  to ______________

Commission file number 33-30422-A


                        BRAKE HEADQUARTERS, U.S.A., INC.
        (Exact name of Small Business Issuer as specified in its charter)

          Delaware                                     22-3048534
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                  identification No.)


                              33-16 Woodside Avenue
                           Long Island City, New York
                    (Address of principal executive offices)

                                      11101
                                   (Zip Code)

                                 (718) 779-4800
                (Registrant telephone number including area code)

 Not Applicable (Former name, former address and formal fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES ____ NO ____
      (Not applicable, as the Registrant is not required to file reports)


            Class                                Outstanding at May 7, 1996
Common Stock, $0.001 par value                           3,416,197

                             BRAKE HEADQUARTERS, USA

                                    FORM 10-Q

                                QUARTERLY REPORT
                    For the Three Months Ended March 31, 1996


      =====================================================================


                                                                    Page to Page

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements -

         Consolidated Balance Sheets -  March 31, 1996
         (Unaudited) and December 31, 1995 (Audited)........................   3

         Consolidated Statements of Income For The Three
         Three Month Periods ended March 31, 1996 and
         March 31, 1995 (Unaudited).........................................   4

         Consolidated Statements of Cash Flows For The
         Three Month Periods ended March 31, 1996 and
         March 31, 1995 (Unaudited).........................................   5

         Notes to Consolidated Financial Statements (Unaudited)............. 6-7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................8-10

PART II ....................................................................  11

Item 6.   Exhibits and Reports on Form 8-K..................................  11

Signatures..................................................................  12

                           BRAKE HEADQUARTERS U.S.A.,
                              INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                 March 31, 1996
                                                 (Unaudited)         December 31, 1995
                                                 -----------         -----------------
ASSETS
Current Assets:
     Cash                                       $        31,900       $       17,895
     Accounts receivable, less allowance
       for doubtful accounts
       of $287,891                                    7,836,231            5,623,117

     Inventory                                        7,660,440            7,873,131
     Prepaid expenses and other current assets          359,902              387,767
     Due from President                                  56,603               51,604
     Deferred tax asset                                 345,345              345,345
                                                        -------              -------
        Total current assets                         16,290,421           14,298,859

Property and Equipment - net                            914,744              921,120
Other Assets                                            147,378              276,315
                                                        -------              -------
        Total Assets                            $    17,352,543       $   15,496,294
                                                ===============       ==============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable, accrued expenses and
       other current liabilities                $     3,738,627       $    2,869,762
     Notes and acceptances payable                    5,080,823            8,075,196
     Current portion of long-term debt                   87,100               65,038
                                                         ------               ------
        Total current liabilities                     8,906,550           11,009,996

Long-term Debt                                        4,454,744              630,494
                                                      ---------              -------
        Total liabilities                            13,361,294           11,640,490
                                                     ----------           ----------

Commitments and Contingencies (see notes)

Shareholders' Equity:
     Series A preferred stock -
       $.25 par value; authorized 2,200,000
       shares, none issued.
     Series B preferred stock -
       $.001 par value; authorized, isssued
       and outstanding 1,000 shares                           1                    -
     Common stock - $.001 par value;
       authorized 6,000,000 and 20,000,000
       shares, issued and outstanding
       3,416,197 shares.                                  3,416                3,416
     Additional paid-in capital                      13,064,259           13,014,260
     Accumulated deficit                             (9,076,427)          (9,161,872)
                                                     ----------           ----------
        Total shareholders' equity                    3,991,249            3,855,804
                                                      ---------            ---------
        Total Liabilities and Shareholders'
          Equity                                $    17,352,543       $   15,496,294
                                                ===============       ==============


                 See Notes to consolidated Financial Statements

                               BRAKE HEADQUARTERS
                                U.S.A., INC. AND
                                  SUBSIDIARIES

                                  CONSOLIDATED
                              STATEMENTS OF INCOME

                                   (Unaudited)


                                                         Three Months Ended
                                                  March 31, 1996      March 31, 1995
                                                  --------------      --------------
Sales                                             $    8,446,375      $   7,084,216
   Less returns and allowances                          (612,494)          (290,261)
                                                        --------           --------
Net sales                                              7,833,881          6,793,955
Cost of goods sold                                     5,728,683          4,975,223
                                                       ---------          ---------

Gross profit                                           2,105,198          1,818,732
                                                       ---------          ---------

Operating expenses:
    Selling, general and administrative                1,738,909          1,335,449
                                                       ---------          ---------

Income from operations                                   366,289            483,283
                                                         -------            -------

Other income (expense):
    Interest expense                                    (266,844)          (140,955)
    Gain on foreign currency transactions                      -             10,367
                                                        --------             ------

Income before provision for income taxes                  99,445            352,695

Provision for income taxes                                14,000            131,158
                                                          ------            -------

Net income                                        $       85,445      $     221,537
                                                  ==============      =============

Net income per common and common
   equivalent share                               $         0.02      $        0.08
                                                  ==============      =============

Weighted average number of common and
   common equivalent shares outstanding                3,666,464          2,657,577
                                                       =========          =========

                 See Notes to Consolidated Financial Statements

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                       Three Months Ended
                                                                March 31, 1996    March 31, 1995
                                                                --------------    --------------
Cash flows from operating activities:
    Cash received from customers                               $    5,620,767     $   5,211,902
    Cash paid to suppliers and employees                           (4,568,378)       (5,493,031)
    Interest paid                                                    (233,573)         (140,955)
    Taxes paid                                                         (3,888)         (267,284)
                                                                       ------          --------
             Net cash used in operating activities                   (814,928)         (689,368)
                                                                     --------          --------
Cash flows used in investing activity-capital expenditures            (14,016)         (383,876)
                                                                      -------          --------

Cash flows from financing activities:
    Net borrowings (repayments) under notes and
      acceptances payable                                          (2,959,241)          764,867
    Proceeds from issuance of long-term debt                        3,824,250           333,884
    Principal payments on long-term debt                              (22,060)           (2,629)
                                                                      -------            ------
             Net cash provided by financing activities                842,949         1,096,122
                                                                      -------         ---------

Net increase in cash                                                   14,005            22,878
Cash at beginning of period                                            17,895            11,991
                                                                       ------            ------
Cash at end of period                                          $       31,900     $      34,869
                                                               ==============     =============
Reconciliation of net loss to net cash used in
   operating activities:
    Net income                                                 $       85,445     $     221,537
    Adjustments to reconcile net loss to
      net cash used in operating activities:
      (Gain) on foreign currency transactions                               -           (10,367)
       Depreciation and amortization                                   20,392            27,559
       Changes in assets and liabilities:
            Accounts receivable                                    (2,213,114)       (1,582,053)
            Inventory                                                 212,691          (117,217)
            Prepaid expenses and other current assets                  27,865           (10,525)
            Other assets                                              128,937            32,772
           Due from President                                          (4,999)
           Accounts payable and accrued expenses                      940,452           748,976
                                                                      -------           -------
               Net cash used in operating activities           $     (802,331)    $    (689,368)
                                                               ==============     =============


Supplemental information of non-cash financing activities:
   The President purchased 1,000 shares of Series B stock for $50,000 which was paid for by a reduction in dividends payable to him.


                 See Notes to Consolidated Financial Statements

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1
Basis of Presentation:
- ----------------------

The accompanying unaudited consolidated financial statements of Brake Headquarters U.S.A., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. There has been no significant changes of accounting policies since December 31, 1995.

Earnings per common and common equivalent share is based on the weighted number of common and common equivalent shares (when dilutive) outstanding during the year computed in accordance with the treasury stock method. Net income used in the determination of earnings per share has been adjusted for preferred dividend requirements. Contingently returnable shares are not considered oustanding for earnings per share unless all conditions for release have been attained.

Note 2
Notes and Acceptances Payable:
- ------------------------------

In February 1996, the Company refinanced one of its bank agreements with a new two year agreement with a new bank that allows for borrowings of an additional $1,000,000. The Company has combined lines of credit totalling $10,000,000. The Company's second line of credit will be reviewed for renewal. The notes and acceptances payable are collateralized by substantially all the assets of the Company. The President/majority shareholder has guaranteed a portion of one of the bank facilities. No guarantees exist on the new two year agreement.

In January 1996, the Company obtained another $100,000 loan from the City of Fairfield, Illinois at a rate of 5% per annum, for the purpose of purchasing equipment for the Fairfield, Illinois distribution center. As of April 30, 1996, the Company has borrowed $67,300.

Note 3
Stockholders' Equity
- --------------------

Common Stock - In March 1996, the Company decreased its shares of authorized common stock to 6,000,000 shares.

In March 1996, the Company amended its Certificate of Incorporation to authorize the issuance of 1,000 shares of Series B preferred stock to be held by the President. As the sole shareholder of the Series B preferred stock, which will vote as a separate class, the President has the exclusive right to elect a majority of the Company's Board of Directors until the earlier of the redemption dates of March 31, 2001 or the reporting by the Company of at least $75,000,000 in revenue for any year through December 31, 2000. In the event of any liquidation, dissolution or winding-up, the holder of Series B preferred stock will be entitled to an aggregate preference of $50,000, his basis in the stock; any remaining proceeds of liquidation will be distributed pro rata to holders of the common stock. The amendment also eliminated all remaining authorized shares of Series A preferred stock.

In March 1996, the President purchased 1,000 shares of Series B preferred stock. The $50,000 purchase price was funded by a reduction of the $112,730 dividend payable to him.

Note 4
Contingencies and Commitments
- -----------------------------

In December 1995, the Company commenced an action against a former customer to collect $971,000 of accounts receivable. The defendant has filed a counterclaim against the Company and the Company's President seeking compensatory and punitive damages of $25 million. The Company believes its claim is meritorious and believes the counter claim against the Company is without merit and will vigorously defend this lawsuit.

The Company intends to enter into an agreement to purchase a new computer system for approximately $475,000 which will be financed over a five year period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     The following should be read in conjunction with the Company's consolidated financial statements and the related notes included elsewhere herein.

Results of Operations
- ---------------------

Three Months Ended March 31, 1996 Compared to the Three Months Ended March 31, 1995

     Gross sales for the three months ended March 31, 1996 increased by $1,362,159, or 19.2%, to $8,446,375 compared to $7,084,216 for the three months ended March 31, 1995. The increase was due primarily to the increased sales to existing customers and the Company's introduction of new under-car part product lines. The Company expanded its customer base during the three months ended March 31, 1996 to include sales to new customers who were not customers during the comparable period in 1995. In addition, another large retail chain, which became a customer in late 1993, accounted for approximately 26% of the Company's revenues for the three months ended March 31, 1996.

     Gross profit for the three months ended March 31, 1996 increased by $286,466, or 15.8%, to $2,105,198, compared to $1,818,732 for the three months ended March 31, 1995. Gross profit margin as a percentage of net sales for the three months ended March 31, 1996 increased to 26.9% from 26.8% for the three months ended March 31, 1995. There were no significant changes in gross profit percentage between the periods ended March 31, 1996 and 1995.

     Operating expenses for the three months ended March 31, 1996 increased by $403,460, or 30.2% to $1,738,909 compared to $1,335,449 for the three months ended March 31, 1995. These increases were a result of higher costs, associated with higher increased sales volume, and a continued building of the infrastructure needed to provide a high level of service to the Company's customers; offset, in part, by the implementation of certain cost controls. In April 1995, the Company purchased its Midwest Distribution Center in Fairfield, Illinois, which it previously rented. In June 1995, the Company completed construction to double the size of this facility. In August 1995, the Company acquired an additional five contiguous acres of property for future expansion of the Midwest Distribution Center.

     Income from operations decreased by $116,994, or 24.2%, to $366,289 for the three months ended March 31, 1996, compared to $483,283 for the three months ended March 31, 1995 as a result of increased operating expenditures.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



     Interest expense for the three months ended March 31, 1996, increased by $125,889, or 89.3% to $266,842, compared to $140,955 for the three months ended March 31, 1995. The increase was a result of additional borrowings by the Company in support of the growth in sales and assets.

     Net income as a percentage of net sales for the three months ended March 31, 1996 was 1.1% as compared to 3.3% for the three months ended March 31, 1995.

         As a result of the foregoing, the Company's net income for the three months ended March 31, 1996 decreased by $136,092 to $85,445 or $.02 earnings per share, as compared to $221,537, or $.08 earnings per share for the three months ended March 31,1995.

Liquidity and Capital Resources
- -------------------------------

     The Company has continued to use funds generated from operations, bank borrowings to support operations, finance working capital requirements and lease and improve facilities.

     The Company has agreements with two banks to provide lines of credit, bankers' acceptances, and letters of credit facilities. These facilities currently provide for aggregate borrowing of up to $10,000,000 at March 31, 1996. The balance due under the Company's loan facilities amounted to $8,615,183 at March 31, 1996. The lines of credit expire at various dates through February 1998, at which time they will be reviewed for renewal. Interest accrues on the outstanding principal balances at rates from prime (which was 8.25% at March 31, 1996) to .75% above prime. Both lines are secured by a pledge of substantially all of the Company's assets and one line is partially guaranteed by the President/majority shareholder. The agreements contain covenants which require the maintenance of certain amounts of net worth and certain financial ratios. The Company has maintained compliance with its loan covenants and maintained good relations with its primary lender for a period of 17 years.

     In January 1996, the Company obtained another $100,000 five year loan from the City of Fairfield, Illinois bearing interest at 5% per annum to be used to purchase equipment for its Fairfield distribution center. To date, $67,300 has been funded.

     Cash used in operations during the three months ended March 31, 1996 was $802,331 as compared with $689,368 used in operations during the three months ended March 31, 1995. This change was due mainly to the increase in accounts receivable of $2,213,114 offset by the corresponding increase in accounts payable and accrued expenses of $940,952.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



     Cash received from customers during the three months ended March 31, 1996 amounted to $5,620,767, an increase of $408,865, or 7.8% over the same period in 1995. At the same time, cash paid to suppliers and employees during the three months ended March 31, 1996 decreased by $912,056 or 16.6% over the same period in 1995 to $4,580,975, as the Company utilized the proceeds of sales and increased borrowing to pay suppliers and finance its growth through conservative cash flow management.

     During the three months ended March 31, 1996, the Company made a concerted effort to control the growth of inventory while ensuring sufficient product availability. As a result, inventory decreased by $212,691, or 2.7%, to $7,660,440 from $7,873,131. Accounts receivable increased by $2,213,114, or 39.4%, from January 1, 1996 to March 31, 1996. The increase in accounts receivable was a result of the corresponding growth in sales and extended terms given to certain customers because of market conditions.

     The Company anticipates signing a contract for a new computer system which management believes will improve the efficiency of operations. The cost of this expenditure will be financed over a 5 year period and will not significantly affect the cash flows of the Company.

PART II

Other Information


ITEM 6

Exhibits and Reports on Form 8-K

     [a]  None.

     [b] No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         BRAKE HEADQUARTERS, USA



                                         /s/ Joseph Ende
                                         Joseph Ende, Chief Executive Officer


DATE:  May 15, 1996


                                         /s/ Marc Ruskin
                                         Marc J. Ruskin, Chief Financial Officer