Form 10-Q
period 1996-06-30
BRAKE HEADQUARTERS U S A INC
filed 1996-08-21
CIK 854551

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to _______________________

Commission file number 001-11801

                        BRAKE HEADQUARTERS, U.S.A., INC.
                       ----------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

           Delaware                                       22-3048534
         ------------                                   --------------
(State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                     identification No.)

                              33-16 Woodside Avenue
                           Long Island City, New York
                          ----------------------------
                    (Address of principal executive offices)

                                      11101
                                     -------
                                   (Zip Code)

                                 (718) 779-4800
                                ----------------
                (Registrant telephone number including area code)

                                 Not Applicable
                               ------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES _____ NO ____ (Not  applicable,  as the  Registrant  has been subject to the filing requirements since August 5, 1996)

       Class                                       Outstanding at July 20, 1996
      -------                                     -----------------------------
Common Stock, $0.001 par value                                3,418,730

                        BRAKE HEADQUARTERS, U.S.A., INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
                     For the Six Months Ended June 30, 1996


      =====================================================================


                                                                 Page to Page
                                                                --------------

PART I -  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements -

          Balance Sheets - June 30, 1996
          (Unaudited) and December 31, 1995 (Audited)..................3

          Statements of Income for the three and
          six months ended June 30, 1996 and
          June 30, 1995 (Unaudited)....................................4

          Statements of Cash Flows for the
          six months ended June 30, 1996 and
          June 30, 1995 (Unaudited)....................................5

          Notes to Consolidated Financial Statements (Unaudited).......6-7

Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................8-10

PART II . OTHER INFORMATION............................................11

Item 1.   Legal Proceedings............................................11

Item 6.   Exhibits and Reports on Form 8-K.............................11

Signatures.............................................................12

                BRAKE HEADQUARTERS U.S.A. INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
===============================================================================

                                                                    June 30,1996
                                                                    (Unaudited)       December 31, 1995
                                                                   -------------      -------------------

ASSETS
- ------
Current Assets:
     Cash                                                          $    139,756              17,895
     Accounts receivable, less allowance for doubtful
        accounts of 77,821 and 287,891 respectively                   7,747,297           5,623,117
     Inventory                                                        8,154,177           7,873,131
     Prepaid expenses and other current assets                          277,963             387,767
     Due from President                                                  31,878              51,604
     Deferred tax asset                                                 345,345             345,345
                                                                   -------------      -------------------
                 Total current assets                                16,696,415          14,298,859

Property and Equipment - net                                            921,756             921,120
Other Assets                                                            225,561             276,315
                                                                   -------------      -------------------
                 Total Assets                                        17,843,732          15,496,294
                                                                   =============      ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable, accrued expenses and other
        current liabilities                                          $3,284,079          $2,869,762
     Notes and acceptances pa                                         5,281,456           8,075,196
     Current portion of long-                                            80,700              65,038
                                                                   -------------      -------------------
                 Total current liabilities                            8,646,235          11,009,996

Long-term Debt                                                        5,230,850             630,494
                                                                   -------------      -------------------
                 Total liabilities                                   13,877,085          11,640,490
                                                                   -------------      -------------------
Commitments and Contingencies (see notes)

Shareholders' Equity:
     Series A preferred stock - $.25 par value; authorized
         2,200,000 shares, none issued.                                  -                    -

     Series B preferred stock - $.001 par value; authorized,
         isssued and outstanding 1,000 shares                                 1               -

     Common stock - $.001 par value; authorized 6,000,000
       and 20,000,000 shares, issued and outstanding
       3,418,730 and 3,416,197 shares                                     3,418               3,416
     Additional paid-in capital                                      13,070,309          13,014,260
     Accumulated deficit                                             (9,107,081)         (9,161,872)
                                                                   -------------      -------------------
                 Total shareholders' equity                           3,966,647           3,855,804
                                                                   -------------      -------------------
                 Total Liabilities and Shareholders' Equity        $ 17,843,732       $  15,496,294
                                                                   =============      ===================

See Notes to Consolidated Financial Statements

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                  Six Months                        Three Months
                                                                    ended                              ended
                                                                   June 30,                           June 30,
                                                            1996              1995             1996              1995
                                                            ----              ----             ----              ----


Sales                                                 $18,018,775      $16,112,941        $9,572,400       $9,028,725
Less returns and allowances                            (1,404,364)        (495,901)         (791,870)        (205,640)
                                                      -----------      -----------        ----------       ----------
Net sales                                              16,614,411       15,617,040         8,780,530        8,823,085
Cost of goods sold                                     12,006,050       11,406,792         6,277,367        6,431,569
                                                      -----------      -----------        ----------       ----------
Gross profit                                            4,608,361        4,210,248         2,503,163        2,391,516

Selling, general and administrative expenses            4,050,462        3,018,137         2,311,553        1,682,588
                                                      -----------      -----------        ----------       ----------

Income from operations                                    557,899        1,192,111           191,610          708,828
                                                      -----------      -----------        ----------       ----------

Other income (expense):
  Interest expense                                       (478,108)        (305,429)         (211,264)        (164,474)
  Gain (loss) on foreign currency transactions               -               8,977              -              (1,390)
                                                      -----------      -----------        ----------       ----------
                                                         (478,108)        (296,452)         (211,264)        (165,864)
                                                      -----------      -----------        ----------       ----------

Income (loss) before provision for income taxes            79,791          895,659           (19,654)         542,964
Provision for income taxes                                 25,000          349,000            11,000          217,842
                                                      -----------      -----------        ----------       ----------
Net income (loss)                                     $    54,791      $   546,659        $  (30,654)      $  325,122
                                                      ===========      ===========        ===========      ==========


Net income per common and common equivalent                 0.02             0.18              (.001)           0.10
                                                            ====             ====              =====            ====

Weighted average number of common and
  common equivalent shares outstanding                 3,687,054        2,990,991         3,687,054        3,324,244
                                                       =========        =========         =========        =========


See Notes to Consolidated Financial Statements

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)
- -------------------------------------------------------------------------------


                                                                                  Six Months Ended
                                                                          June 30,1996       June 30,1995
                                                                         -------------      -------------



Cash flows from operating activities:
    Cash received from customers                                         $  14,233,857      $  12,637,038
    Cash paid to suppliers and employees                                   (15,436,384)       (12,953,487)
    Interest paid                                                             (418,010)          (305,429)
    Taxes paid                                                                 (57,606)          (267,284)
                                                                         -------------      -------------
                    NET CASH USED IN OPERATING ACTIVITIES                   (1,678,143)          (889,162)
                                                                         -------------      -------------
Cash flows used in investing activity-capital expenditures                     (48,053)          (574,036)
                                                                         -------------      -------------
Cash flows from financing activities:
    Net borrowings (repayments) under notes and acceptances
      payable                                                               (2,793,740)         1,146,547
    Proceeds from issuance of long-term debt                                 4,615,388            461,040
    Principal payments on long-term debt                                         -                (58,442)
    Proceeds from common stock issuance                                          6,052
    Loans to President                                                          20,357
                                                                         -------------      -------------
                    NET CASH PROVIDED BY FINANCING ACTIVITIES                1,848,057          1,549,145


Net increase in cash                                                           121,861             85,947
Cash at  beginning of period                                                    17,895             11,991
                                                                         -------------      -------------
Cash at end of period                                                    $     139,756      $      97,938
                                                                         =============      =============
Reconciliation of net loss to net cash used in operating activities:
    Net income                                                           $      54,791      $     546,659
    Adjustments to reconcile net income to net cash used in operating activities:
      (Gain) on foreign currency transactions                                     -                (8,977)
       Depreciation and amortization                                            47,417             80,248
       Provision for doubtful accounts                                         236,374
       Changes in assets and liabilities:
            Accounts receivable                                             (2,360,554)        (2,980,002)
            Inventory                                                         (281,046)           230,785
            Prepaid expenses and other current assets                          109,804            105,834
            Other assets                                                        50,754             27,615
            Accounts payable and accrued expenses                              464,317          1,108,676
                                                                         -------------      -------------

                    NET CASH USED IN OPERATING ACTIVITIES                $   (1,678,143)    $    (889,162)
                                                                         =============      =============



SUPPLEMENTAL INFORMATION OF NON-CASH FINANCING ACTIVITIES:
   The President purchased 1,000 shares of Series B stock for $50,000 which was paid for by a reduction in dividends payable to him.

         See Notes to Consolidated Financial Statments

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1
BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Brake Headquarters U.S.A., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. There has been no significant changes of accounting policies since December 31, 1995.

Earnings per common and common equivalent share is based on the weighted number of common and common equivalent shares (when dilutive) outstanding during the year computed in accordance with the treasury stock method. Net income used in the determination of earnings per share has been adjusted for preferred dividend requirements.

NOTE 2
NOTES AND ACCEPTANCES PAYABLE:

In February 1996, the Company refinanced one of its bank agreements with a new two year agreement with a new bank that allows for borrowings of an additional $1,000,000. The Company has combined lines of credit totaling $10,000,000. The Company's second line of credit was renewed until May 1, 1997. The notes and acceptances payable are collateralized by substantially all the assets of the Company. The President/majority shareholder has guaranteed a portion of one of the bank facilities when equity falls below $4,250,000. The second loan provides for a guarantee of $1,000,000. The Company was in technical default of several financial ratios on one of its current loans, however the bank has provided the Company a waver for these technical defaults and revised certain ratios on a going forward basis.

In January 1996, the Company obtained a $69,700 loan from the City of Fairfield, Illinois at a rate of 5% per annum, for the purpose of purchasing equipment for the Fairfield, Illinois distribution center.

NOTE 3
STOCKHOLDERS' EQUITY

COMMON STOCK - In March 1996, the Company decreased its shares of authorized common stock to 6,000,000 shares from 20,000,000 and also eliminated all remaining authorized shares of Series A preferred stock.

In March 1996, the Company amended its Certificate of Incorporation to authorize the issuance of 1,000 shares of Series B preferred stock to be held by the President. As the sole shareholder of the Series B preferred stock, which will vote as a separate class, the President has the exclusive right to elect a majority of the Company's Board of Directors until the earlier of the redemption dates of March 31, 2001 or the reporting by the Company of at least $75,000,000 in revenue for any year through December 31, 2000. In the event of any liquidation, dissolution or winding-up, the holder of the Series B preferred stock will be entitled to an aggregate preference of $50,000, his basis in the stock; any remaining proceeds of liquidation will be distributed pro rata to holders of the common stock.

In March 1996, the President purchased the 1,000 shares of Series B preferred stock. The $50,000 purchase price was funded by a reduction of the $112,730 dividend payable to him.

In August 1996 the Company completed the initial phase of raising additional capital through a private placement. The Company sold 450,000 units at a purchase price of $2.50 per unit. Each unit consists of one share of common stock and two Redeemable Common Stock Purchase Warrants each to purchase one share of common stock of the Company at $3.80 per share until the third anniversary of the initial closing.


NOTE 4
COMMITMENTS AND CONTINGENCIES

In June 1996, the Company settled an action against a former customer to collect $971,000 of accounts receivable. Inventory totaling approximately $459,000, was returned to the Company. The Company was required to pay the customer $85,000. As a result of the above settlement and available reserves the Company recorded an expense of a $212,000 in the financial statements for six months ended June 30, 1996. Mutual releases were exchanged for all claims and counter claims.

In July 1996, the Company entered into an agreement to purchase a new computer system for approximately $475,000 which is financed over a five year period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         The following should be read in conjunction with the Company's consolidated financial statements and the related notes included elsewhere herein.

MARERIAL CHANGES IN RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1995

Gross sales in the three  months ended June 30, 1996  increased by $543,675,  or
6.0 %, to $9,572,400 compared to $9,028,725 for the three months ended June 30, 1995. Gross sales for the six months ended June 30, 1995 increased by $1,905,834, or 11.8 %, to $18,018,775 compared to $16,112,941 for the corresponding period in 1995. These increases were due primarily to the continued expansion of product lines which includes brake rotors and drums, disc pads and shoes, wheel cylinders, brake hoses and other hydraulics with current customers and a successful program for obtaining new customers.

Gross profit in the three months ended June 30, 1996 increased by $111,647, or 4.7% to $2,503,163 compared to $2,391,516 for the three months ended June 30, 1995. Gross profit for the six months ended June 30, 1996 was $4,608,361 versus $4,210,248 for the same period in 1995. This represents an increase of $398,113 or 9.5%. The Company attributes the improved gross profit to the success of its products and marketing efforts, as well as to improvements made in its procurement operation.

Operating expenses during the three months ended June 30, 1996 were $2,311,553 an increase of $628,965 or 37.4% from $1,682,588 for the three months ended June 30, 1995. Operating expenses for the first six months of 1996 were $4,050,462, an increase of $1,032,325, or 34.2% from the $3,018,137 for the same period in 1995. These increases were a result of increased sales, and a continued building of the infrastructure needed to provide excellent service to the Company's customers.

Income from operations for the three months ended June 30, 1996 was $191,610 versus $708,828 for the same period in 1995. This represents a decrease of $517,218 or 73.0%. For the six months ended June 30, 1996, income from operations was $557,899 versus $1,192,111 for the six months of 1995. This was a decrease of $634,212 or 53.2%. Included within operating expenses in the three months ended June 30, 1996 is an expense of approximately $212,000 from the settlement of a lawsuit with a former customer.

Interest expense during the three months ended June 30, 1996 was $211,264, an increase of $46,790 over the interest expense of $164,474 during the corresponding period in 1995. For the six months ended June 30, 1996, interest expense was $478,108, an increase of $172,679 compared to $305,429 for the six months of 1995. The increase is attributed to increased financing provided by the Company's banks in support of the growth in sales and assets.

As a result of the foregoing, the Company recorded a net loss for the three months ended June 30, 1996 of $30,654 or $.001 per share, as compared to net income of $325,122, or $.10 per share for the three months ended June 30, 1995. For the six months ended June 30, 1996, the Company's net income was $54,791 or $.02 per share, as compared to $546,659 or $.018 per share for the same period in 1995.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has continued to use funds generated from operations and bank borrowings to support operations, finance working capital requirements and lease and improve facilities.

         The Company has agreements with two banks to provide lines of credit, bankers' acceptances, and letters of credit facilities. These facilities currently provide for aggregate borrowing of up to $10,000,000 at June 30, 1996. The balance due under these two loan facilities amounted to $ 9,598,774 at June 30, 1996. The lines of credit expire at various dates through February 1998, at which time they will be reviewed for renewal. Interest accrues on the outstanding principal balances at rates from 7.44%-9.0%. Both lines are secured by a pledge of substantially all of the Company's assets and both lines are partially guaranteed by the President/majority shareholder if equity is below $4,250,000. The agreements contain covenants which require the maintenance of certain amounts of net worth and certain financial ratios. The Company has maintained compliance or obtained waivers relating to its loan covenants.

         In January 1996, the Company obtained a $69,700 five year loan from the City of Fairfield, Illinois bearing interest at 5% per annum to be used to purchase equipment for its Fairfield distribution center.

         Cash used in operations during the six months ended June 30, 1996 was $1,678,143 as compared with $ 889,162 used in operations during the six months ended June 30, 1995. This change was due mainly to the increase in accounts receivable of $2,360,554 offset by the corresponding increase in accounts payable and accrued expenses of $ 464,317 .

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Cash received from customers during the six months ended June 30, 1996 amounted to $ 14,233,857, an increase of $1,596,819, or 12.6% over the same period in 1995. At the same time, cash paid to suppliers and employees during the six months ended June 30, 1996 increased by $ 2,482,897 or 19.2 % over the same period in 1995 to $ 15,436,384 , as the Company utilized the proceeds of sales and increased borrowing to pay suppliers and finance its growth through conservative cash flow management.

During the six months ended June 30, 1996, the Company made a concerted effort to control the growth of inventory while ensuring sufficient product availability. As a result, inventory increases by $281,046, or 3.6%, to $8,154,177 from $7,873,131. Accounts receivable increased by $2,124,180, or 39.8%, from January 1, 1996 to June 30 1996. The increase in accounts receivable was a result of the corresponding growth in sales and extended terms given to certain customers because of market conditions.

         The Company signed a contract for a new computer system which management believes will improve the efficiency of operations. The cost of this expenditure will be financed over a 5 year period and will not significantly affect the cash flows of the Company.

PART II  OTHER INFORMATION
ITEM 1

Legal Proceedings

(a) In June 1996, the Company settled an action against a former customer to collect $971,000 of accounts receivable. Inventory totaling approximately $459,000, was returned to the Company. The Company was required to pay the customer $85,000. As a result of the above settlement and available reserves the Company recorded an expense of a $212,000 in the financial statments for six months ended June 30, 1996. Mutual releases were exchanged for all claims and counter claims.

ITEM 6

Exhibits and Reports on Form 8-K

[a]   None

[b]   No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        BRAKE HEADQUARTERS, USA




                                        ------------------------------------
                                        Joseph Ende, Chief Executive Officer


DATE: August 19, 1996


                                        ---------------------------------------
                                        Marc J. Ruskin, Chief Financial Officer