Form 10-Q
period 1996-09-02
BRAKE HEADQUARTERS U S A INC
filed 1996-11-15
CIK 854551

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15[d] OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to _______________________

Commission file number   0-26840


                        BRAKE HEADQUARTERS U.S.A., INC.
        (Exact name of Small Business Issuer as specified in its charter)

         ___Delaware_____                                     22-3048534
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

YES __X_  NO ____

         ____Class_____                            Outstanding at Nov. 1, 1996
Common Stock, $0.001 par value                               3,868,730

                        BRAKE HEADQUARTERS U.S.A., INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
                  For the nine months ended September 30, 1996


         =====================================================================



                                                                                    Page No.



PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements -

         Balance Sheets -  September 30, 1996
         (Unaudited) and December 31, 1995 ...................................     3

         Statements of Income for the
         Three and Nine Months Ended September 30, 1996
         and September 30, 1995 (Unaudited)...................................     4

         Statements of Cash Flows for the
         Nine Months ended September 30, 1996 and
         September 30, 1995 (Unaudited).......................................     5

         Notes to Consolidated Financial Statements (Unaudited)....               6-7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................   8-10

PART II - OTHER INFORMATION...........................................             11

Item 1.   Legal Proceedings ....................................................   11

Item 6.   Exhibits and Reports on Form 8-K.....................................    11

Signatures......................................................................   12

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                            September 30, 1996    December 31, 1995
                                                                          ---------------------  --------------------
                                                                                (unaudited)


ASSETS
Current Assets:
     Cash ...................................................................    $   129,672     $    17,895
     Accounts receivable, less allowance for doubtful
        accounts of $80,000 and $288,000 ....................................      7,856,721       5,623,117
     Inventory ..............................................................     10,560,684       7,873,131
     Prepaid expenses and other current assets ..............................        535,079         387,767
     Due from President .....................................................         45,874          51,604
     Deferred tax asset .....................................................        345,345         345,345
                                                                                 -----------    ------------
             TOTAL CURRENT ASSETS ...........................................     19,473,375      14,298,859

Property and Equipment - net ................................................      1,238,505         921,120
Other Assets ................................................................        225,080         276,315
                                                                                ------------    ------------
             TOTAL ASSETS ...................................................   $ 20,936,960    $ 15,496,294
                                                                                ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable, accrued expenses and other
        current liabilities .................................................   $  4,898,672    $  2,869,762
     Notes and acceptances payable ..........................................      4,912,548       8,075,196
     Current portion of long-term debt ......................................         94,284          65,038
                                                                                ------------    ------------
             TOTAL CURRENT LIABILITIES ......................................      9,905,504      11,009,996

Long-term Debt ..............................................................      5,964,956         630,494
                                                                                ------------    ------------
             TOTAL LIABILITIES ..............................................     15,870,460      11,640,490
                                                                                ------------    ------------
Commitments and Contingencies (see notes)

Shareholders' Equity:
      Series A preferred stock - $.25 par value; authorized 2,200,000 shares,
          none issued.......................................................              --            --
     Series B preferred stock - $.001 par value; authorized,
          isssued and outstanding 1,000 shares ..............................              1            --
     Common stock - $.001 par value; authorized 6,000,000
       and 20,000,000 shares, issued and outstanding
       3,868,730 and 3,416,197 shares .......................................          3,869           3,416
     Additional paid-in capital .............................................     14,101,349      13,014,260
     Accumulated deficit ....................................................     (9,038,719)     (9,161,872)
                                                                                ------------    ------------
             TOTAL SHAREHOLDERS' EQUITY .....................................      5,066,500       3,855,804
                                                                                ------------    ------------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................   $ 20,936,960    $ 15,496,294
                                                                                ============    ============




                 See Notes to Consolidated Financial Statements

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)




                                                                    NINE MONTHS                     THREE MONTHS
                                                                       ENDED                            ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                               1996              1995            1996           1995




Sales                                                     $     27,377,629   $    24,738,145   $  9,358,854   $  8,625,204
     Less returns and allowances                                (2,182,938)       (1,232,665)      (778,574)      (736,764)
                                                         ------------------  ----------------  -------------  ------------
Net sales                                                       25,194,691        23,505,480      8,580,280      7,888,440
Cost of goods sold                                              18,506,056        17,325,013      6,500,006      5,918,221
                                                         ------------------  ----------------  -------------  ------------
Gross profit                                                     6,688,635         6,180,467      2,080,274      1,970,219

Selling, general and administrative expenses                     5,928,271         4,616,972      1,880,509      1,598,835
                                                         ------------------  ----------------  -------------  ------------

Income from operations                                             760,364         1,563,495        199,765        371,384
                                                         ------------------  ----------------  -------------  ------------

Other income (expense):
  Interest expense                                                (656,511)         (590,981)      (178,403)      (285,552)
  Gain (loss) on foreign currency transactions                           0             8,591              0           (386)
                                                         -------------------  ---------------  --------------  ------------
                                                                  (656,511)         (582,390)      (178,403)      (285,938)
                                                         -------------------  ---------------  --------------  ------------

Income before provision for income taxes                           103,853           981,105         21,362         85,446
Provision for income taxes                                          40,500           399,000         12,600         50,000
                                                         -------------------  ---------------  --------------  ------------
Net income                                                $         63,353    $      582,105     $    8,762   $     35,446
                                                         ===================  ===============  ==============  =============



Net income per common and                                -------------------  ---------------  ---------------  ------------
  common equivalent share                                 $           0.02             $0.17       $   -       $      0.01
                                                         ===================  ===============  ===============  ============


Weighted average number of common and
  common equivalent shares outstanding                           3,989,730         3,412,850      4,370,610      3,413,133
                                                         ===================  ===============  ==============   ===========






                 See Notes to Consolidated Financial Statements

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                 NINE MONTHS ENDED
                                                                                                   PERIOD ENDED
                                                                                                   SEPTEMBER 30,
                                                                                               1996                       1995
                                                                                  -----------------------------------------------

Cash flows from operating activities:
    Cash received from customers                                                       $   23,700,225              $  21,007,178
    Cash paid to suppliers and employees                                                  (25,764,248)               (21,774,985)
    Interest paid                                                                            (656,512)                  (587,623)
    Taxes paid                                                                                (71,418)                  (412,000)
                                                                                        --------------              ------------
             NET CASH USED IN OPERATING ACTIVITIES                                         (2,791,953)                (1,767,430)
                                                                                       ---------------              ------------

Cash flows used in investing activity-capital expenditures                                   (384,862)                  (863,730)
                                                                                       ---------------              ------------

Cash flows from financing activities:
    Proceeds from purchase of stock                                                         1,087,532                     16,667
    Net borrowings (repayments) under notes and acceptances payable                        (3,162,648)                 2,183,968
    Proceeds from issuance of long-term debt                                                5,377,777                    642,000
    Principal payments on long-term debt                                                      (14,069)                   (21,401)
    Principal payments on obligations under capital leases                                 -                              (7,243)
    Deferred offering costs                                                                -                            (118,150)
                                                                                       ----------------             ------------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                                      3,288,592                  2,695,841
                                                                                       ----------------             ------------

Net increase in cash                                                                          111,777                     64,681
Cash at  beginning of period                                                                   17,895                     11,991
                                                                                       ----------------             ------------
Cash at end of period                                                                   $     129,672               $     76,672
                                                                                       ================             ============

Reconciliation of net loss to net cash used in operating activities:
    Net income                                                                          $      63,553               $    582,105
    Adjustments to reconcile net income to net cash
     used in operating activities:
       (Gain) on foreign currency transactions                                             -                              (8,591)
       Depreciation and amortization                                                           77,088                     79,742
       Increase in deferred income tax asset                                               -                             (30,000)
       Provisions for doubtful accounts                                                       248,623                     75,000
       Changes in assets and liabilities:
            Accounts receivable                                                            (2,482,227)                (2,573,305)
            Inventory                                                                      (2,687,553)                  (870,948)
            Prepaid expenses and other current assets                                        (147,312)                        50
            Due from President                                                                  5,730
            Other assets                                                                       51,235                     17,641
            Account payable and accrued expenses                                            2,078,910                    960,876
                                                                                       ---------------              -----------

             NET CASH USED IN OPERATING ACTIVITIES                                     $  (2,791,953)               $ (1,767,430)
                                                                                       ===============              =============

SUPPLEMENTAL INFORMATION OF NON-CASH FINANCING ACTIVITIES: The President purchased 1,000 shares of Series B stock for $50,000 which was paid for by a reduction in dividends payable to him.




                 See Notes to Consolidated Financial Statements

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1
BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Brake Headquarters U.S.A., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. There has been no significant changes of accounting policies since December 31, 1995.

Earnings per common and common equivalent share are based on the weighted number of common and common equivalent shares (when dilutive) outstanding during the period computed in accordance with the treasury stock method. Net income used in the determination of earnings per share has been adjusted for preferred dividend requirements.


NOTE 2
NOTES AND ACCEPTANCES PAYABLE:

In February 1996, the Company refinanced one of its bank agreements with a two year agreement with a bank that allows for borrowings of an additional $1,000,000. The Company has combined lines of credit totaling $10,000,000. The Company's second line of credit was renewed until May 1, 1997. The notes and acceptances payable are collateralized by substantially all the assets of the Company. The President/majority shareholder has guaranteed a portion of one of the bank facilities when equity falls below $4,250,000. The second loan provides for a guarantee of $1,000,000. The Company was in technical default of several financial ratios on one of its current loans, however the bank has provided the Company a waiver for these technical defaults.

In January 1996, the Company obtained a $69,700 loan from the City of Fairfield, Illinois at a rate of 5% per annum, for the purpose of purchasing equipment for the Fairfield, Illinois distribution center.

NOTE 3
STOCKHOLDERS' EQUITY

COMMON STOCK - In August 1996 the Company completed raising additional capital through a private placement. The Company sold 450,000 units at a purchase price of $2.50 per unit. Each unit consists of one share of common stock and two Redeemable Common Stock Purchase Warrants each to purchase one share of common stock of the Company at $3.80 per share until the third anniversary of the initial closing. The Company also granted options and warrants to purchase an additional 40,000 units to the placement agent issuable under the same terms noted above.

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

In March 1996, the President purchased the 1,000 shares of Series B preferred stock for $50,000.


NOTE 4
COMMITMENTS AND CONTINGENCIES

In June 1996, the Company settled an action against a former customer to collect $971,000 of accounts receivable. Inventory totaling approximately $459,000, was returned to the Company. The Company was required to pay the customer $85,000. As a result of the above settlement and available reserves, the Company recorded an expense of a $212,000 in the financial statements for six months ended June 30, 1996. Mutual releases were exchanged for all claims and counter claims.

In July 1996, the Company entered into an agreement to purchase a new computer system for approximately $475,000 which is financed over a five year period. As of September 30, 1996 the Company has borrowed $305,030. Monthly payments on the outstanding balance are $6,406.

The securities issued in the private placement have been registered with the Securities and Exchange Commission on a registration statement on Form S-1.

Effective August 30, 1996, the Company acquired the net assets of ABS Brakes Inc. (ABS) for common stock and cash. ABS assembles brake pads for foreign and domestic cars. The fair value of the net assets acquired approximated the purchase price.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the Company's consolidated financial statements and the related notes included elsewhere herein.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1996 Compared to Three and Nine Months Ended September 30, 1995

Gross sales in the three months ended September 30, 1996 increased by $733,380, or 8.5%, to $9,358,584 compared to $8,625,204 for the three months ended September 30, 1995. Gross sales for the nine months ended September 30, 1995 increased by $2,639,484, or 10.7 %, to $27,377,629 compared to $24,738,145 for the corresponding period in 1995. These increases were due primarily to the continued expansion of product lines which includes brake rotors and drums, disc pads and shoes, wheel cylinders, brake hoses and other hydraulics with current customers and a successful program for obtaining new customers. In addition, Autozone, Inc., a large retail chain which became a customer in late 1993, accounted for approximately 26% of the Company's revenues for the nine months ended September 30, 1996, compared to 16% of the Company's revenues for the nine months ended September 30, 1995.

Gross profit in the three months ended September 30, 1996 increased by $110,055, or 5.6% to $2,080,274 compared to $1,970,219 for the three months ended September 30, 1995. Gross profit for the nine months ended September 30, 1996 was $6,688,635 versus $6,180,467 for the same period in 1995. This represents an increase of $508,168 or 8.2%. The Company attributes the improved gross profit to the success of its products and marketing efforts, as well as to improvements made in its procurement operation.

The Company has agreed to accept the return of merchandise under certain circumstances. In order to obtain new customers, merchandise is exchanged, and replaced with current Brake Headquarters merchandise. The merchandise is brought back to the Company where it is reboxed, relabeled and placed back in inventory. This is a common occurrence within the industry. As the marketplace has grown more competitive, the amount of sales returns to the Company has significantly increased. The merchandise does not deteriorate, and obsolescence is therefore not a problem. All merchandise which is defective and returned by customers is returned to or credited by vendors.


Operating expenses during the three months ended September 30, 1996 were $1,877,809 an increase of $278,974 or 17.5% from $1,598,835 for the three months ended September 30, 1995. Operating expenses for the first nine months of 1996 were $5,928,271, an increase of $1,311,299, or 28.4% from the $4,616,972 for the same period in 1995. These increases were a result of increased sales, and a continued building of the infrastructure needed to provide excellent service to the Company's customers.

Income from operations for the three months ended September 30, 1996 was $202,465 versus $371,384 for the same period in 1995. This represents a decrease of $168,919 or 45.5%. For the nine months ended September 30, 1996, income from operations was $760,364 versus $1,563,495 for the nine months of 1995. This was a decrease of $803,131 or 51.4%. Included within operating expenses in the three months ended September 30, 1996 is an expense of approximately $212,000 from the settlement of a lawsuit with a former customer.

Interest expense during the three months ended September 30, 1996 was $178,403, a decrease of $107,149 over the interest expense of $285,552 during the corresponding period in 1995. This is primarily due to a decrease in interest rates. For the nine months ended September 30, 1996, interest expense was $656,511, an increase of $65,530 compared to $590,981 for the nine months of 1995. The increase is attributed to increased financing provided by the Company's banks in support of the growth in sales and assets.

As a result of the foregoing, the Company recorded a net profit for the three months ended September 30, 1996 of $8,562 or $.0 per share, as compared to net income of $35,446, or $.01 per share for the three months ended September 30, 1995. For the nine months ended September 30, 1996, the Company's net income was $63,353 or $.02 per share, as compared to $582,105 or $.17 per share for the same period in 1995.
                                        8

LIQUIDITY AND CAPITAL RESOURCES

         The Company has continued to use funds generated from operations and bank borrowings to support operations, finance working capital requirements and lease and improve facilities.

         The Company has agreements with two banks to provide lines of credit, bankers' acceptances, and letters of credit facilities. These facilities currently provide for aggregate borrowing of up to $10,000,000 at September 30, 1996. The balance due under these two loan facilities amounted to $ 9,192,868 at September 30, 1996. The lines of credit expire at various dates through February 1998, at which time they will be reviewed for renewal. Interest accrues on the outstanding principal balances at rates from 7.44%-9%. Both lines are secured by a pledge of substantially all of the Company's assets and both lines are partially guaranteed by the President/majority shareholder if equity is below $4,250,000. The agreements contain covenants which require the maintenance of certain amounts of net worth and certain financial ratios. The Company has maintained compliance or obtained waivers relating to its loan covenants.

         The covenants in the Company's loan agreement with The Chase Manhattan Bank N.A. include: (i) a ratio of indebtedness to tangible net worth of not more than 3:1 through and including December 31, 1996 and not more than 2.5:1.0 thereafter; (ii) tangible net worth of not less than $4,250,000, (iii) interest coverage of not less than 225%; and (iv) a ratio of current assets (less prepaid expenses) to current liabilities of not less than 1:25:1.00. The Company was in technical default of number (i), (ii) and (iii) above, as of September 30, 1966, which default the bank waived while the parties continue to negotiate revisions on a going forward basis.


         In January 1996, the Company obtained a $69,700 five year loan from the City of Fairfield, Illinois bearing interest at 5% per annum to be used to purchase equipment for its Fairfield distribution center.

         Cash used in operations during the nine months ended September 30, 1996 was $2,791,953 as compared with $1,767,430 used in operations during the nine months ended September 30, 1995. This change was due mainly to the increase in accounts receivable of $2,482,227 offset by the increase in accounts payable and accrued expenses of $2,078,910.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



         Cash received from customers during the nine months ended September 30, 1996 amounted to $23,700,225, an increase of $2,693,047, or 12.9% over the same period in 1995. At the same time, cash paid to suppliers and employees during the nine months ended September 30, 1996 increased by $3,989,263 or 18.3% over the same period in 1995 to $25,764,248, as the Company utilized the proceeds of sales and increased borrowing to pay suppliers and finance its growth through conservative cash flow management.

         During the nine months ended September 30, 1996, the Company increased inventory to fill a new order placed by our largest customer. As a result, inventory increased by $2,687,553 or 34.1%, to $10,560,684 from $7,873,131.
Accounts receivable (net of reserves) increased by $2,025,604, or 34.3%, from January 1, 1996 to September 30, 1996. The increase in accounts receivable was a result of the corresponding growth in sales and extended terms given to certain customers because of market conditions.

         The Company signed a contract for a new computer system which Management believes will improve the efficiency of operations. The $475,000 cost of this expenditure will be financed by C.I.T. Financial over a 5 year period and will not significantly affect the cash flows of the Company.

         As of September 30, 1996, the company had available approximately $807,000 through its various lines of credit. This would fund the Company's requirements for cash needs through December 31, 1997. It is expected that cash requirements for large capital purchases will be funded and secured by separately financed transactions, as was recently accomplished for the new computer system described above, although the Company has no commitments for any other material capital expenditures.

PART II  OTHER INFORMATION
ITEM 1

Legal Proceedings

         The Company is not currently subject to any legal proceedings other than any vendor claims in the ordinary course of business.


ITEM 6

Exhibits and Reports on Form 8-K

[a]      None

[b]      No reports on Form 8-K were filed during the quarter ended September
         30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         BRAKE HEADQUARTERS, U.S.A., INC.




                                         /s/ Joseph Ende
                                         Joseph Ende, Chief Executive Officer


DATE: November 15, 1996


                                        /s/ Marc J. Ruskin
                                        Marc J. Ruskin, Chief Financial Officer