Form 10-K
period 1996-12-31
BRAKE HEADQUARTERS U S A INC
filed 1997-04-04
CIK 854551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] Annual Report Pursuant to Section 13 or 15(d)
                   of The Securities Exchange Act of 1934 (Fee
                                    required)

                 For the Fiscal year ended December 31, 1996 or

                 [] Transition Report Pursuant to Section 13 or
                15(d) of The Securities Exchange Act of 1934 (No
                                  fee required)

       For the transition period from ______________ to _________________

                         Commission file number 0-28640

                         BRAKE HEADQUARTERS U.S.A., INC.
             (Exact Name of Registrant as Specified in Its Charter)
            Delaware                                   22-3048534
  (State or Other Jurisdiction                     (I.R.S. Employer
 of Incorporation or Organization)                Identification No.)

                33-16 Woodside Avenue, Long Island City, NY 11101
               (Address of Principal Executive Offices) (Zip Code)

                                 (718) 779-4800
              (Registrant's Telephone Number, Including Area Code)

           Securities registered Pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange on Which
   Title of Each Class                          Each Class is Registered


                                      None

           Securities registered Pursuant to Section 12(g) of the Act:
                          Common Stock $.001 par value
                     Class A Common Stock Purchase Warrants


       Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. ___X__ Yes ___ No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____X_______

         The aggregate market value of the 1,868,251 shares of voting stock held by non-affiliates computed by reference to the closing price of $9.50 per share, at which the stock was sold on March 19, 1997 was $17,748,385.

         As of March 19, 1997, the Issuer had 4,248,584 shares of Common Stock, $.001 par value, outstanding.

PART I

Item 1.  Description of Business.

Business Development

         Unified Capital, Inc. ("Unified") was incorporated in the State of Delaware on July 13, 1988 as a blind pool which did not conduct business operations until July 1992 when it acquired, in a reverse acquisition (the "Reverse Merger"), all of the outstanding capital stock of Sanyo Automotive Parts, Ltd. ("Sanyo Automotive"). In connection with the Reverse Merger, Unified changed its name to Sanyo Industries, Inc. On August 8, 1995, Sanyo Industries, Inc. changed its name to Brake Headquarters U.S.A., Inc. (the "Company"). The Company is a publicly-owned holding company, substantially all of its current business operations are conducted through its wholly-owned subsidiary Sanyo Automotive, a New York corporation formed in 1976, which is currently doing business under the name Brake Headquarters. Quality First Brake, Inc., a wholly-owned Delaware subsidiary of the Company ("Quality First"), was formed in August 1995 and owns Fifteen Inc., Thirty Three Inc. and Thirty Nine Inc., a wholesale warehouse for "undercar" parts. ABS Brakes, Inc. ("ABS") a manufacturer of domestic pads is a wholly-owned New York subsidiary which was acquired in August 1996. The Company's other wholly-owned subsidiaries are Brake Headquarters Corp., an inactive New York corporation formed in January 1996 and Quality First Brake Corp., a currently inactive Canadian corporation formed in 1993. All references to business history herein relate to Sanyo Automotive whose operations pre-date the Company's formation in 1988.

Business of Issuer

         The Company is a specialized distributor in the automotive aftermarket of a complete line of brake system products including brake drums and rotors, brake master cylinders, wheel cylinders, brake pads, brake shoes and brake hoses for virtually all makes and models of domestic and foreign passenger cars and light trucks from model year 1976 to the present. The Company also sells a variety of other "undercar" parts including ride control products, steering/suspension parts, drive shafts, shock absorbers and clutches. The brake line products are sold primarily under the registered trademark "Brake Headquarters, U.S.A.," "Brake Headquarters" as well as under the name "Sanyo Automotive" and other private labels.

Industry Overview

         The undercar replacement parts market depends, in part, upon the age and number of cars and light trucks on the road and the number of miles driven per year. The Company expects that this market will continue to grow because of, among other things, projected increases in the size of the United States' automotive population, the higher cost of new cars which has resulted in an aging of the automobile population, and the higher cost of replacement parts as a result of technological changes in more recent vehicle models. Many of these technological changes have increased the demand on brake systems by causing more wear and tear. In addition, changing government standards for automobiles, including pollution level standards and increased performance demanded by consumers, caused original equipment manufacturers ("OEMs") to make cars lighter, which, in turn caused OEMs to shift from two-wheel disc brakes and drum brakes to four-wheel disc brakes which weigh less than drum brakes. The Company believes that each of such factors has contributed to a significant increase in the market for brake repairs during the past decade. The standard to bring a vehicle to a complete stop from 60 MPH has been reduced in the last few years from 150 feet to 75 feet. In order to meet this standard a change in the friction material of brakes was necessary and a shift was made from inexpensive long lasting asbestos brake pads (which raised environmental concerns) to more expensive, shorter life metallic brake pads which are more punishing to the brake system.

         Management believes based on its experience that the brake aftermarket industry performs well under most economic conditions. In an economic recession, for example, vehicle owners tend to retain and repair their cars rather than purchase costly new vehicles. Since brakes are a safety-related item, drivers will not normally neglect brake repairs as they might do with other repairs and maintenance less directly related to safety.




Business Strategy

         The Company's objective is to become one of the leading undercar parts distributors in selected markets in the United States, using both a traditional distribution process and by developing wholesale warehouses for undercar parts ("Undercar Warehouses") in major metropolitan areas. The Company's business strategy is to continue the growth in its base distribution business by, among other things, adding new brake and other undercar part product lines and upgrading its information system capabilities. Management believes that the Company's continued growth will depend upon, among other things, its ability to respond to market and other changes in the distribution process for automotive parts and to maintain state-of-the-art integrated computerized systems to meet its customers demands.

         While many of the Company's competitors offer undercar parts for most popular cars, Management believes that no such competitor maintains an inventory of all brake parts for substantially all cars, as does the Company. Management also believes that the Company has positioned itself, through investment in advanced integrated systems, to capitalize on general trends occurring in distribution.

         The Company signed a contract for a new computer system which Management believes will improve efficiency of operations. The $489,000 cost of this expenditure will be financed by C.I.T. Financial over a five-year period and will not significantly affect the cash flows of the Company.


Marketing and Sales

         The Company sells products primarily under the name "Brake Headquarters" but also under the name "Sanyo Automotive" and certain private manufacturers' labels. The Company distributes its products through salaried and independent sales agents or manufacturers' representatives. The Company's products are sold primarily to warehouse distributors, retail discount chains, foreign and domestic automotive parts wholesalers, mass merchandisers and undercar installation chains. The Company maintains a network of approximately 116 sales representatives covering substantially all of the United States and most of Canada as well as Mexico, Puerto Rico, Venezuela and the Virgin Islands. Since 1993, the Company has evolved from 100% reliance on its telemarketing sales force to having approximately 80% of its 1996 sales generated by representatives in the field.

         The Company's marketing efforts are facilitated by the publication of several catalogs, each of which contains a description of the parts distributed by the Company. These catalogs are provided to the Company's sales representatives who use them to fill customers' orders. See "Research and Marketing" below. The Company also participates in trade shows throughout the United States in order to gain exposure for its products.

         The Company added new large customers and, as a result, the Company's net sales increased by 42%, 21% and 7% in 1994, 1995 and 1996 respectively. Autozone, Inc. a large retail chain with no relationship to the Company, accounted for approximately 28% and 17% of net sales in 1996 and 1995 respectively. The Company was informed by Autozone that it was consolidating the number of vendors it purchased from, and would no longer use the Company as a prime supplier. The Company added several new retail chains late in 1996 which are anticipated to make up a portion of the loss by this single customer.

Management Information Systems

         In July 1996, the Company contracted to purchase a new IBM AS/400 computer system and is currently updating all of its software systems and installing the hardware. The Company's computer system implements the fulfillment of customers' purchase orders. All three of the Company's distribution centers are equipped with an EDI computer link which enables customers to place orders directly through the Company's computer system. The Company provides EDI services to its customers through the Advantis system. The Company has a bar coded inventory system and advanced shipping notice ("ASN") which, upon receipt of an EDI generated purchase order, generates a computer notice of the items being shipped, the shipment date and a tracking number. The systems give the Company the ability to efficiently service customer needs and, the Company believes, represent some of the most advanced integrated distribution capabilities in the automotive parts industry. The Company also maintains a web site on the Internet, which provides Company information and the ability to communicate domestically and internationally via E-Mail.





Operations / Facilities

     Distribution and Assembly Operations

         The Company maintains its headquarters office and principal distribution center at a 94,000 square foot warehouse facility in Long Island City, New York. This facility consists of two adjoining buildings at which activities are maintained during two eight-hour shifts per day, usually five days per week.

         In June 1995, the Company expanded its Midwest distribution center in Fairfield, Illinois to approximately 40,000 square feet. The Company currently operates one shift per day, five days per week, at this facility.

         The Company also maintains an approximately 10,000 square foot distribution center in Portland, Oregon to serve the Company's West Coast customers. At the Oregon facility, the Company conducts distribution activities generally operating one shift per day, five days per week.

         The Company maintains inventories at its three distribution centers to maintain maximum service levels. Orders from the Company's customers are selected, assembled and packaged from these facilities and shipped. The Company's distribution centers in New York, Illinois and Oregon currently stock approximately 8,000, 3,000 and 2,000 stock keeping units ("SKUs"), respectively. The Company maintains leased trucks which it uses to make direct local deliveries to its customers. The Company estimates that about 5% of its sales are delivered by the Company's trucks and the balance by common carriers, including Federal Express and UPS. The Company has a dedicated office at each distribution center to facilitate shipping by Federal Express and UPS.


     Manufacturing  Operations

         The Company through its subsidiary, ABS, occupies 10,000 square feet in Lindenhurst, NY, where it manufactures pads for domestic automobiles.

Undercar Warehouses

         The Company through its subsidiary Quality First Brakes Inc. maintains 3 warehouses which are located in the Bronx, Jamaica, and Uniondale, New York. The stores occupy from 1,200 - 2,000 square feet and are open 6 days a week to service jobbers.

Suppliers

         The Company has relationships with many suppliers of parts and alternate sources of parts are readily available. Therefore, the Company does not maintain supply contracts with any of its suppliers, because it believes alternative sources exist for most of the products it distributes. The loss of any one supplier is not expected to have a material adverse effect on the Company. The Company generally obtains favorable prices and terms because of its large volume of purchases.


Competition

         Competition within the automotive parts industry is affected principally by product quality, availability, customer service and price. By expanding its distribution facilities, the Company anticipates that it will be able to continue to control costs, while maintaining high standards of quality for its products. The direct competitors to the Company's distribution activities include manufacturers, consisting of Brake Parts, Inc., Wagner Brakes, a subsidiary of Cooper Industries, Inc., EIS Brake Parts Division of Standard Motor Products, Inc. and the ITT Automotive Aftermarket Division of ITT/AIMCO. Such manufacturers, who also act as distributors, are not dependent on relationships with suppliers as is the Company. The Company's direct competitors as a distributor include Universal Brake Parts, and California Drum and Rotor.


800 Technical Service Hotline

         The Company has instituted an 800 toll free technical hotline (800-221-1393 X 106) serviced by professional advisors to respond to inquiries and problems which may be experienced by the Company's customers.

Research and Marketing

         The Company has established a special in-house Research and Marketing ("R&M") department. The R&M Department was formed to provide up-to-date information for the Company's catalogs which the Company believes is useful and practical to its customers. The Company has been advised by certain of its retail chain store customers that they rely on the Company's catalogs and the R&M Department to obtain current information in order to update and maintain their own inventory. The Company's customers are also able to provide the Company with input on their undercar product needs, enabling the Company to increase sales to such customers. The R&M Department has also been able to supply management with recommendations for new additions to its product lines and new products.



Government Regulation

         The Company is subject to various laws and governmental regulations relating to the operation of its business. However, the Company does not believe that the cost of compliance with such laws and regulations has a material impact on its operations.

Trademarks

         The Company offers many of its products under the name "Brake Headquarters, U.S.A." for which it has obtained a registered trademark from the United States Patent and Trademark Office.

Employees

         As of March 27, 1997 the Company had 105 employees, including five executives; three employees in purchasing; twelve administrative personnel; seven in sales and customer service; sixty-eight employees in warehousing, shipping and receiving; and ten in the undercar warehouses. The Company also retains the services, as independent contractors, of 114 independent sales representatives who are paid solely on a commission basis.

         The Company is a party to a collective bargaining agreement relating to 33 of its warehouse employees in New York. The Company signed a collective bargaining agreement with the union in April 1996 at the Company's Fairfield, Illinois distribution center. The Company believes that its employee relations are currently satisfactory.


Item 2.  Description of Property.

         The Company leases approximately 94,000 square feet of office, and warehouse facilities at 33-16 Woodside Avenue, Long Island City, New York. Approximately 34,000 square feet of this facility are leased from the Company's President, Joseph Ende, pursuant to a lease dated July 1, 1992 at a current rent of $312,000 per year. The lease term expires July 1, 1999. Mr. Ende was paid $312,000 each year pursuant to the lease in 1994, 1995 and 1996. Based on the Company's review of nearby real estate and an independent appraisal, the Company believes that the terms of the lease with Mr. Ende are no less favorable than would otherwise be obtained from unaffiliated third parties. The remaining 60,000 square feet is leased from a bankruptcy trustee on a month-to-month basis at $24,000 per year. Should the bankruptcy trustee decide to terminate this month-to-month lease and the Company decides to lease another facility, the Company could incur an increase in lease payments.

         The Company owns a facility, purchased in April 1995, comprised of approximately 40,000 square feet on nine acres at Lot #22, Fairfield Industrial Park, Fairfield, Illinois, which serves as the Company's Midwest Distribution Center.

         The Company occupies approximately 10,000 square feet of public warehouse space at 230 East Burnside, Portland, Oregon on a yearly basis.

         ABS leased approximately 10,000 square feet at 6 Bahama Street in Lindenhurst, New York. The lease expires on October 31, 2001. An annual rental of $40,000 is paid.

         Quality First maintains 3 stores in the Bronx, Jamaica, and Uniondale, New York. Each store is between 1,200 - 2,000 square feet. Rent is $1,700, $2,000, and $900 per month respectively.


Item 3.  Legal Proceedings.

         The Company is not currently subject to legal proceedings other than any vendor claims in the ordinary course of business.


Item 4.  Submission of Matters to a Vote of Security-Holders.

                                      NONE

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a)      Market Information

         The Common Stock has traded on the NASDAQ Small Cap Market under the symbol BHQU since June 6, 1996. Until then, the Common Stock traded on the Electronic Bulletin Board maintained by National Association of Securities Dealers Inc. Prior to August 8, 1995, the Common Stock traded under the symbol SNYO. The Company's Class A Warrants have traded on the NASDAQ Small Cap Market under the symbol BHQUW since December 23, 1996.

         The following table sets forth the high and low closing prices for the Common Stock for each quarter, as reported by NASDAQ since June 6, 1996; and the high and low bid quotes from January 1, 1995 through June 5, 1996, as reported and by the National Quotation Bureau, Inc. Such quotations represent prices in dollars between dealers, do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions. All prices have been adjusted to reflect the Company's 1995 one-for-ten reverse split.

                                         Common Stock                        Warrants

                                     High            Low              High             Low

         1995

First Quarter                       $ .875           $ .156            --               --
Second Quarter                      $ .750           $ .281            --               --
Third Quarter                       $ 3.50           $ .250            --               --
Fourth Quarter                      $ 5.25           $ 2.75            --               --


         1996

First Quarter                       $ 3.50           $ 2.75            --               --
Second Quarter                      $ 5.75           $ 3.00            --               --
Third Quarter                       $ 7.00           $ 5.37            --               --
Fourth Quarter                      $ 8.12           $ 5.25        $ 4.50           $ 4.25

         1997
First Quarter (through              $10.50           $ 7.63        $ 6.13           $ 3.50
March 19, 1997)


         As of March 19, 1997, the closing prices of the Common Stock and Warrants were $9.50 and $6.13, respectively.

(b)      Stockholders of Record

         As of March 27, 1997, there were 513 holders of record of the Common Stock and one holder of the Preferred Stock. The Company reasonably believes that there are in excess of 5,000 beneficial owners, including the beneficial owners of Common Stock currently held in the name of depository institutions.


(c)      Dividend Policy

         To date, no cash dividends have been paid on the Common Stock. On April 30, 1995, a dividend in the amount of $112,730 was declared, but not paid, to the Company's President on the Preferred Stock issued in connection with the Reverse Merger. On April 30, 1995, all of the then outstanding shares of Preferred Stock were converted into Common Stock in accordance with their terms as a result of the attainment by the Company of certain performance levels. Fifty thousand dollars ($50,000) of the $112,730 in accrued dividends were exchanged for the 1,000 shares of Series B Preferred Stock which were issued to the Company's President. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 13. "Certain Relationships and Related Transactions."

         No cash dividends on the Common Stock are contemplated in the foreseeable future, and the Company presently intends to retain all of its earnings for the future operations and growth of the business. In addition, the Company's loan agreement with its senior lender prohibits the payment of dividends if such payment would result in a breach of the loan agreement.


Item 6. Selected Financial Data.

         The selected consolidated financial data as of and for the five-year period ended December 31, 1996 have been derived from the Company's Consolidated Financial Statements. This data should be read in conjunction with the Consolidated Financial Statements and related Notes for the three-year period ended December 31, 1996 and Management's Discussion and Analysis of Financial Condition and Results of Operations. The consolidated balance sheet data as of December 31, 1996 and 1995, and the consolidated statements of operations data for each of the three years in the period ended December 31, 1996 and the accountants' reports thereon, are audited and are included in this report. The consolidated balance sheet data as of December 31, 1992, 1993, and 1994, and the consolidated financial statements of operations data for the years ended December 31, 1992 and 1993 are derived from the audited consolidated financial statements of the Company and are not presented herein.


                                                                         Year Ended December 31
                                                 1992              1993              1994                 1995              1996
Statement of Operations Data:
Net sales .............................     $ 13,672,234      $ 17,717,023      $ 25,094,473         $ 30,463,730      $ 32,599,096
Income (loss) from operations .........          605,845           370,009        (1,041,037)(1)          566,874           248,048
Interest expense ......................         (261,643)         (314,796)         (520,602)            (774,762)         (875,305)
Net income (loss) .....................          235,982            41,187        (1,968,909)(1)         (179,072)         (466,454)
Net income (loss) per common
and common  equivalent
 share (2) ............................     $        .05      $        .00      $       (.92)        $       (.06)     $       (.13)






                                                                                   December 31,
                                                 1992               1993               1994               1995               1996
Balance Sheet Data:
Working capital .....................        $ 1,977,053        $ 1,823,459        $ 3,706,239        $ 3,288,863        $ 9,574,684
Total assets ......................          8,070,849         10,189,885         11,937,143         15,496,294         21,023,644
Long-term obligations ...............             80,113            133,927            216,469            630,494          5,850,645
Total stockholders' equity ..........          2,174,915          2,176,102          4,124,961          3,855,804          5,506,395


(1) After a non-cash compensatory charge of $2,314,000 resulting from the release of escrow shares, the exercisability of warrants and the conversion of preferred stock, upon the Company's attainment of the specified 1994 pre-tax income level under the Company's July 1992 Reverse Acquisition and certain cumulative levels for the three-year period ended December 31, 1994. See "Certain Relationships and Related Transactions" and Note 5 of Notes to the 1996 Consolidated Financial Statements.

(2) Net income (loss) per share is computed on the basis described in Note 1 of Notes to the 1996 Consolidated Financial Statements, including, but not limited to, the adjustment for dividends on preferred stock.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the Consolidated Financial Statements included elsewhere herein.

Results of Operations

1996 vs 1995

         Gross sales for the year ended December 31, 1996 ("1996"), increased by $3,565,177, or 11.0%, to $35,948,479 compared to $32,383,302 for the year ended
December 31, 1995 ("1995"). This increase was due primarily to increased sales to existing customers, the Company's introduction of new undercar parts product lines and the continued expansion of its customer base. Autozone, Inc. a large retail chain, which became a customer in late 1993, accounted for approximately 28% of the Company's net sales for 1996. However, in the fourth quarter of 1996 this customer informed the Company that it was consolidating vendors, and they would no longer use the Company as a prime supplier. The Company added several new retail chains late in 1996 which are anticipated to make up a portion of the loss by this single customer.

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

         Gross profit for 1996, increased by $277,475, or 3.4%, to $8,331,273 compared to $8,053,798 for 1995. Gross profit margin for 1996 decreased to 25.6% compared to 26.4% for 1995. The Company accepted the return of merchandise from Autozone, Inc. and incurred $534,000 of costs for relabeling and freight. This charge reduced the gross margin percentage by 1.6%.

         Operating expenses for 1996 increased by $596,301, or 8.0%, to $8,083,225, compared to $7,486,924 for 1995. Operating costs increased in proportion to the increased sales volume.

         Most of the Company's payments to vendors are made in United States dollars and, therefore, the amount of foreign currency is immaterial.

         Income from operations for 1996, decreased by $318,826 to $248,048, compared to $566,874 for 1995, primarily as a result of the increase in operating expenses noted above.

         Interest expense for 1996, increased by $100,543, or 13.0% to $875,305 compared to $774,762 for 1995. The increase was a result of additional borrowings by the Company in support of the growth in sales and assets.

         As a result of the foregoing, the Company's net loss for 1996 increased by $287,382 to $466,454, or $(.13) per share, as compared to $179,072, or $(.06)
per share for 1995.


1995 vs 1994

         Gross sales for the year ended December 31, 1995 ("1995"), increased by $6,254,137, or 23.9%, to $32,383,302 compared to $26,129,165 for the year ended
December 31, 1994 ("1994"). This increase was due primarily to increased sales to existing customers and the Company's introduction of new undercar parts product lines. In addition, the Company expanded its customer base during 1995. Autozone, Inc. a large retail chain, which became a customer in late 1993, accounted for approximately 17% of the Company's net sales for 1995.

         Gross profit for 1995, increased by $1,349.646, or 20.1%, to $8,053,798 compared to $6,704,152 for 1994. Gross profit margin for 1995 decreased to 26.4% compared to 26.7% for 1994. There is no significant difference in gross profit margin during the two periods.

         Operating expenses for 1995 decreased by $258,265, or 3.3%, to $7,486,924, compared to $7,745,189 for 1994. There was a 39.2% increase in SG&A expenses in 1995, resulting from higher costs associated with increased sales volume, bad debt expenses of $617,891, and a continued building of the infrastructure needed to provide a high level of service to the Company's customers, offset, in part, by the implementation of certain cost controls. An overall decrease resulted in non-recurring changes from non-cash compensatory charges (as described below) and settlement of litigation which occurred in 1994. The Company has postponed raising additional funds through a secondary public offering due to market conditions. The Company expensed costs associated with the offering totaling $248,000 during 1995.

         The Company's attainment of the 1994 pretax income level and certain cumulative levels for the three year period ended December 31, 1994 under Reverse Merger Agreement, as amended, resulted in the release of the 125,000 escrowed shares, exercisability of the Class F warrants (relating to 1994 earnings) and conversion of the preferred stock into shares of common stock, all by the Company's President/principal stockholder which resulted in a non-cash compensatory expense of $2,314,000 for 1994. Without giving effect to the non-cash expense of $2,314,000 for 1994, the Company would have had net income of $345,091. The non-cash compensatory charges to operations were offset by an increase in common stock and additional paid-in-capital.

         Income from operations for 1995, increased by $1,607,911 to $566,874, compared to a loss of $1,041,037 for 1994, as a result of increased sales, combined with certain cost controls and the elimination of certain non-recurring charges.

         Interest expense for 1995, increased by $254,160, or 48.8% to $774,762 compared to $520,602 for 1994. The increase was a result of additional borrowings by the Company in support of the growth in sales and assets.

         As a result of the foregoing, the Company's net loss for 1995 decreased by $1,789,837, to $179,072, or $.06 per share, as compared to $1,968,909, or
$.92 per share for 1994.


Liquidity and Capital Resources

1996 vs 1995

         The Company used funds generated from bank borrowings and proceeds from a private placement and exercise of warrants to finance working capital requirements during 1996. The Company received net proceeds of approximately $1,772,000 from its private placement and exercise of warrants during 1996. If the remaining 780,000 warrants are exercised a total funds of $2,964,000 will be available to the Company.

         The Company has agreements with two banks to provide lines of credit, bankers' acceptances, and letters of credit facilities. These facilities currently provide for aggregate borrowings of up to $10,000,000 at December 31, 1996. The balance due under the Company's loan facilities amounted to approximately $9,400,000 at December 31, 1996. The lines of credit and bankers' acceptances bear interest at rates ranging from 7.44% to 9%. The lines of credit expire at various dates through February 28, 1998. In February 1996, the Company refinanced and expanded by $1,000,000 one of its bank agreements. The Company currently has total available credit of approximately $600,000. The new two-year agreement allows for borrowings of up to $5,000,000 based upon levels of accounts receivable and inventory. The other line of credit will be reviewed for renewal. The notes and acceptances payable are collateralized by substantially all of the assets of the Company and are partially guaranteed by the Company's President/principal stockholder. One of the agreements contains covenants which require the maintenance of certain amounts of net worth and financial ratios. At December 31, 1996, the Company had no outstanding letters of credit. In addition, during 1995, the Company obtained a $258,000 short-term loan from an individual, this loan was converted into 91,300 shares of common stock in December 1996.

         Cash used in operations in 1996 was $2,658,581 which represents a decrease of $46,406, or 1.7%, from $2,704,987 in 1995. Accounts receivable and inventory increased in 1996 a total of $4,638,213. This was due to continued sales growth and the addition of new product lines. These changes were financed primarily with $1,649,334 of additional borrowings, and $1,780,920, the proceeds from the private placement and exercise of the warrants.

         Cash received from customers during 1996 amounted to $31,267,820, an increase of $2,741,686, or 9.6%, over the same period in 1995. At the same time, cash paid to suppliers and employees during 1996 increased by $3,300,258, or 11.0%, over the same period in 1995 to $39,040,889, as the Company utilized the proceeds of sales and increased borrowings to pay suppliers and finance its growth through conservative cash flow management.

        The Company signed a contract for a new computer system which Management believes will improve the efficiency of operations. The $489,000 cost of this expenditure will be financed by C.I.T. Financial over a five-year period and will not significantly affect the cash flows of the Company. The Company believes that the proceeds from the amounts available under existing or new debt facilities and cash flow from operations, will be sufficient to satisfy the Company's anticipated cash requirements for at least the next 12 months.


Item 8.  Financial Statements.

         The financial statements appear following Item 14 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         On December 28, 1995, the Board of Directors of the Company dismissed the firm of Goldstein Golub Kessler & Company, P.C. ("GGK") as the Company's certified public accountants. GGK's report on the financial statements for the year ended December 31, 1994 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Through December 28, 1995, there were no disagreements on any matter of auditing principles or practices, financial statements and disclosure, or auditing scope or procedure with GGK.

         The Board of Directors then voted to retain the firm of Deloitte & Touche LLP ("D&T") to audit the Company's financial statements for the year ended December 31, 1995. Neither the Company nor anyone on its behalf consulted with D&T on any accounting principle, the type of opinion that would be rendered on the Company's financial statements, or any matter that was the subject of disagreement prior to its engagement. The Board has also voted to retain Deloitte & Touche for the year end December 31, 1996.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Set forth below are names, ages and positions of the Company's Executive Officers and Directors, along with certain information relating to the business experience of each.

Name                       Age              Position

Joseph Ende                49               Chairman of the Board, President and Chief Executive Officer

Scott Osias                42               Vice President of Sales and Marketing

Marc J. Ruskin             44               Chief Financial Officer

Sandra Ende                44               Secretary and Director

         All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors currently receive no cash compensation for serving on the Board of Directors. Officers are elected annually by the Board of Directors and, subject to existing employment agreements, serve at the discretion of the Board. The Company's Placement Agent, G-V Capital Corp., has the right at its discretion for a three-year period ending August 13, 1999 to designate either a member of the Board of Directors or an advisor to the Board.

         Joseph Ende has been President, Chief Executive Officer and Chairman of the Board of Directors of the Company since July 9, 1992. He has been the President and a Director of Sanyo Automotive since its inception in June 1976. Mr. Ende is the husband of the Company's Secretary, Sandra Ende.

         Scott Osias has been the Vice President of Sales and Marketing of the Company since October 1992. Mr. Osias has been employed in the retail automotive industry for 24 years and was the principal owner and operator of Automotive Discount Centers, a 14 store retail automotive parts store chain in New York from 1973 to 1988. Prior to joining the Company, from 1988, Mr. Osias was General Manager of Prime Automotive Warehouse, a warehouse distribution automotive parts chain.

         Marc J. Ruskin, CPA, has been the Chief Financial Officer of the Company since August 1995. He has 20 years of financial experience, including a combined five years at Ernst & Young LLP and Deloitte & Touche LLP. From 1993 until he joined the Company, Mr. Ruskin was Vice President of Finance and Administration for the Nason Group LLC, a Connecticut company formed to purchase and develop real estate. From 1991 to 1993, Mr. Ruskin was the Chief Financial Officer of REBO Group Incorporated, a New York based international corporation specializing in the research, development and production of high definition television. Mr. Ruskin was Vice President of Finance and Administration of Kaufman Astoria Studios, a company specializing in film/television and real estate management, from 1982 to 1991. Mr. Ruskin holds an MBA from the University of Bridgeport.

         Sandra Ende has been a Director of the Company since July 1992. She has been employed by Sanyo Automotive since its inception in June 1976 in various capacities including bookkeeper, Personnel Manager, Director of Marketing and Office Manager. Ms. Ende is the wife of the Company's President, Mr. Joseph Ende.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more that ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no form 5's were required for those persons, the Company believes that, during the time period of August 1996 through December 31, 1996, all filings requirements applicable to its Officers, Directors and greater that ten percent beneficial owners were complied with.


Item 11.   Executive Compensation.

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company, during the fiscal years ended December 31, 1996, 1995 and 1994, by the Company's Chief Executive Officer, who was the Company's only executive officer ("Named Executive Officers") whose total compensation exceeded $100,000.

                                                 Summary Compensation Table



                                                                                      Long Term
                                        Annual Compensation                         Compensation
                                                                                      Securities
                                                                   Other              Underlying
Name and                                                           Annual              Options/
Principal                                                          Compen-               SARs
Position                         Year     Salary($) Bonus($)       sation ($)            (#)

Joseph Ende                      1996    $156,000    -0-(2)          -0-               30,000(1)
Chief Executive                  1995    $127,500    -0-(2)          -0-              180,000(3)
Officer and Director             1994    $130,000    -0-             -0-(4)           120,000(5)


(1) On November 19, 1996, Mr. Ende was granted a non-qualified stock option under the Company's 1994 Stock Option Plan to purchase 30,000 shares of Common Stock at $5.25 per share expiring on November 18, 2001.

(2) The Board of Directors has the discretion to grant Mr. Ende a bonus of $50,000 for each of the six-month periods ending June 30 and December 31 during the three-year term of his employment agreement entered into on July 31, 1995, as amended, provided the Company reports operating income, but after payment of such bonus for the applicable six-month period. No bonus was issued for the periods ended December 31,1996, and December 31, 1995.

(3) On July 31, 1995, Mr. Ende was granted, non-qualified stock options under the Company's 1995 Stock Option Plan, to purchase 180,000 shares of Common Stock at $3.00 per share expiring on July 30, 2000. See "Employee Stock Option Plan" below and Item 13. "Certain Relationships and Related Transactions."

(4) Excludes $2,314,000 non-cash compensatory expenses related to the release of escrow shares, the exercise of warrants, the conversion of preferred stock and the payment of dividends on preferred stock during 1994, pursuant to the terms of the Reverse Merger Agreement. See Item 13. "Certain Relationships and Related Transactions."

(5) The Company canceled 120,000 options, exercisable at $20 per share, previously granted to Joseph Ende, and re-granted such options to Mr. Ende at an exercise price of $2.50 per share. See "1994 Employee Stock Option Plan, below."



Individualized Option/ Grants in Last Fiscal Year

         The following table sets forth the number of stock options granted to the Named Executive Officers in the Summary Compensation Table during the year ended December 31, 1996, exercise information and potential realizable value.


                  Individual Grants                                                     Potential Realizable
                  Number of         Percent of                                          Value at Assumed
                  Shares Total      Options                                             Annual rates of Stock
                  Underlying        Granted to                                          Price Appreciation
                  Options           Employees in     Exercise          Expiration       for Option Term
Name              Granted (#)       Fiscal Year      Price ($/sh)      Date             5% ($)   10% ($)

Joseph Ende       30,000            33%              $ 5.25            11/18/2001     $43,500    $96,000

Aggregated Option/SAR Exercises in Last Fiscal Year and FY End Option/SAR Values(1)













   (a)            (b)               (c)                   (d)                          (e)
                                                     Number of                  Value of
                                                     Unexercised                Unexercised
                  Shares                             Options/SARs at            In-The-Money
                  Acquired                           FY-End (#)                 Options/SARs
                  on Exer-          Value            Exercisable/               at FY-End ($)
Name              cise (#)          Realized         Unexercisable              Exercisable

Joseph Ende         -0-            -0-           150,000/ 180,000              $742,500


Employment Agreements

         On July 31, 1995, the Company entered into a three-year employment agreement with Joseph Ende, the President and Chief Executive Officer of the Company. The agreement automatically renews for consecutive one-year periods unless terminated on thirty days' prior written notice by either party. In 1996, Mr. Ende received a base annual salary of $156,000. The Board of Directors has the discretion to grant Mr. Ende a performance bonus of $50,000 for each of the six-month periods ending June 30 and December 31 during the term of the agreement, provided the Company reports operating income, but after payment of such bonus for the applicable six-month period. Such bonus will not accrue in the event the income level is not met. Under the agreement, Mr. Ende is also entitled to an automobile or a monthly allowance equal to the cost of leasing such automobile, and health and other benefits. Mr. Ende has agreed not to compete with the Company during the term of, and for a one-year period from the date of termination of, his employment with the Company.

         On November 24, 1994, the Company entered into a three-year employment agreement with Scott Osias, Vice President of Sales and Marketing. The agreement automatically renews for consecutive one-year periods unless terminated on thirty days' prior written notice by either party. In 1996, Mr. Osias is receiving a base annual salary of $91,000, with a bonus to be determined by the Board of Directors. Mr. Osias has agreed not to compete with the Company during the term of, and for a one-year period from the date of termination of, his employment with the Company.

Employee Stock Bonus Plan

         In April 1995, the Company adopted an Employee Stock Bonus Plan which enables all full-time permanent employees to purchase shares of Common Stock at 85% of its then fair market value through payroll deductions. There are 100,000 shares available for sale under such plan without limitation as to the number of shares which may be purchased by any employee. These shares may be newly-issued shares or which may be purchased by the Company in the open market. An aggregate of 8,701 shares have been purchased under such plan as of December 31, 1996. The 100,000 shares of Common Stock reserved and/or issued to date under this plan are registered for sale on the Company's registration statement on Form S-8, which became effective when filed with the Commission on September 27, 1996 (the "S-8").

1994 Employee Stock Option Plan

         The Company has established the 1994 Employee Stock Option Plan (the "1994 Plan"). The 1994 Plan is intended to provide the employees, directors, independent contractors and consultants of the Company with an added incentive to continue their services to the Company and to induce them to exert their maximum efforts toward the Company's success. The 1994 Plan provides for the grant of options to qualified directors, employees (including officers), independent contractors and consultants of the Company to purchase an aggregate of 300,000 shares of Common Stock. Options to purchase no more than 120,000 shares of Common Stock may be granted to any one person in any two-year period. The 1994 Plan is currently administered by the Board of Directors. The Board determines, among other things, the persons to be granted options under the 1994 Plan, the number of shares subject to each option and the option price. The shares of Common Stock authorized under the 1994 plan are registered for sale on the S-8.

         The 1994 Plan allows the Company to grant incentive stock options ("ISOs"), as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Code"), Non-Qualified Stock Options ("NQSOs") not intended to qualify under Section 422(b) of the Code and Stock Appreciation Rights ("SARs"; collectively, with ISOs and NQSOs referred to as "Options") at any time within 10 years from the date the 1994 Plan was adopted. The exercise price of ISOs may not be less than the fair market value of the Common Stock on the date of grant, provided that the exercise price of ISOs granted to an optionee owning more than 10% of the outstanding Common Stock may not be less than 110% of the fair market value of the Common Stock on the date of grant. In addition, the aggregate fair market value of stock with respect to which ISOs are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. Options may not have a term exceeding ten years, except that ISOs granted to an optionee owning more than 10% of the outstanding Common Stock may not have a term of more than five years and ISOs must be granted to, and exercised by, employees of the Company (including officers). Options are not transferable, except upon the death of the optionee.

         Since the 1994 Plan's adoption, ISOs to purchase 258,000 shares of Common Stock have been granted (of which options to purchase 123,000 shares have been canceled and are available for reissuance under the 1994 Plan), and no NQSOs or SARs have been granted under the 1994 Plan. Options to purchase 74,000 shares of Common Stock remain reserved for grant under the 1994 Plan. The following chart sets forth in further detail, for options outstanding as of the date hereof, the amount of options granted, the options vested, the exercise price thereof, the number of options exercised and the expiration dates thereof.







         # of Options      # Options        # Options         Exercise          Expiration
            Granted          Vested         Exercised          Price            Date
            9,000                  0             0          $    2.50            11/1/99
          120,000            120,000             0               2.50           12/15/99
            6,000                  0             0               2.25             9/4/00
           24,000              8,000             0               3.00            5/29/01
           45,000             45,000             0               5.25           11/18/01
            2,000              2,000             0               3.75           11/18/01
           20,000               --              --               5.625          11/21/01

         Scott Osias, Vice President of Sales and Marketing, was granted a stock option under the 1994 Plan to purchase 9,000 shares of Common Stock at $2.50 per share, which option becomes exercisable on a cumulative basis on January 1, 1997 to the extent of 4,000 shares; on January 1, 1998 for an additional 3,000 shares, and on January 1, 1999 an additional 2,000 shares. An additional 7,500 options were granted on November 19, 1996 and are exercisable at $5.25 per share.

         In December 1994, the Company canceled options to purchase 120,000 shares of Common Stock exercisable at $20 per share, previously granted to Joseph Ende under the 1994 Plan, and re-granted such options to Mr. Ende at an exercise price of $2.50 per share. Such options were re-granted because the Company's Board of Directors determined that such re-grant would provide a greater incentive to Mr. Ende. All 120,000 of such options are currently exercisable. An additional 30,000 options were granted on November 19, 1996 and are exercisable at $5.25.

         Marc J. Ruskin, Chief Financial Officer, was granted a stock option under the 1994 Plan to purchase 6,000 shares of Common Stock at $2.25 per share, which option becomes exercisable on a cumulative basis on September 5, 1997 to the extent of 2,000 shares; on September 5, 1998 to the extent of an additional 2,000 shares, and the balance on September 5, 1999 . An additional 24,000 options were granted at $3.00 on May 29, 1996. The options are exercisable at various dates beginning in February 1997. An additional 7,500 options were granted on November 19,1996 and are exercisable at $5.25 per share.


1995 Employee Stock Option Plan

         In July 1995, the Company's Board of Directors adopted the 1995 Employee Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the grant of ISOs, NQSOs and SARs to purchase an aggregate of 300,000 shares of Common Stock. The provisions of the 1995 Plan are otherwise identical to the above-stated terms of the 1994 Plan.

         Since the adoption of the 1995 Plan, no ISOs or SARs have been granted, and NQSOs to purchase 180,000 shares of Common Stock have been granted to Joseph Ende. Options to purchase 120,000 shares of Common Stock remain available for grant under the 1995 Plan. The following chart sets forth in further detail, as of the date hereof, the amount of the options granted, the options vested, the exercise price thereof, the number of options exercised and the expiration dates thereof.

         # of Options      # Options        # Options         Exercise          Expiration
            Granted          Vested         Exercised          Price               Date
           180,000             0                0             $3.00               7/30/00

         On July 31, 1995, Mr. Ende was granted NQSOs under the 1995 Plan to purchase 180,000 shares of Common Stock at $3.00 per share terminating on July 30, 2000. The option becomes exercisable on a cumulative basis in one-third increments on July 31, 1997, 1998 and 1999. The option will become immediately exercisable, in full, upon a change in control (as defined in the 1995 Plan) of the Company. See Item 13. "Certain Relationships and Related Transactions."

Compensation Committee Interlocks and Insider Participation

         The Company does not have a compensation committee or another Board committee performing equivalent functions, and both members of the Board of Directors, consisting of Joseph Ende and Sandra Ende, participate in deliberations of the Board of Directors concerning executive compensation. There are no Board of Directors interlock relationships with respect to the Company.

Compensation of Directors

Directors currently receive no cash compensation for serving on Board of Directors.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information as of the date of this filing, the number of shares of the Company's outstanding Common Stock, $.001 par value, beneficially owned (as such term is defined in Rule 13-d3 under the Securities Exchange Act of 1934) by each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares, by each director, by each named executive officer, and by all directors and officers as a group:

Name and Address            Amount and Nature            Percentage
of Beneficial Owner       Beneficial Ownership (1)      of Class (2)

Joseph Ende (3)                2,515,333(4)                 57.2%(1)

Marc J. Ruskin (3)                 7,500(6)                  (9)

Scott Osias (3)                   26,500(7)                  (9)

Sandra Ende (3)                   15,000(5)                  (9)

Officers and Directors
as a Group                    2,549,333(8)                  57.7%
(4 Persons)


(1) Unless otherwise noted, the Company believes that all persons named in this table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this filing upon the exercise of warrants or options. Unless otherwise noted, each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised.

(2) Based on 4,248,584 shares of Common Stock outstanding as of March 19, 1997.

(3) The address of this person is c/o the Company, 33-16 Woodside Avenue, Long Island City, New York 11101.

(4) Includes (i) 15,000 shares owned of record by the Joseph and Sandra Ende Charitable Trust, of which Joseph and Sandra Ende are Trustees, (ii) 150,000 shares issuable upon the exercise of currently exercisable options, but excludes an aggregate of 180,000 shares underlying options which are not currently exercisable or exercisable within the next 60 days.

         In March 1996, the Company amended its Certificate of Incorporation to authorize the issuance of 1,000 shares of Series B Preferred Stock to be held by Joseph Ende. As sole stockholder of the Series B Preferred Stock, which will vote as a separate class, Mr. Ende will have the exclusive right to elect a majority of the Company's Board of Directors until the earlier of the redemption date of March 31, 2001 or the reporting by the Company of at least $75 million in net sales for any fiscal through December 31, 2000. See Item 13. "Certain Relationships and Related Transactions".

(5) Includes 15,000 shares owned of record by the Joseph and Sandra Ende Charitable Trust, of which Joseph and Sandra Ende are Trustees.

(6) Includes 7,500 shares of common stock issuable upon the exercise of currently exercisable options but does not include 22,000 shares of common stock issuable upon the exercise of options which are not currently exercisable or exercisable within the next 60 days.

(7) Includes 11,500 shares of common stock issuable upon the exercise of currently exercisable options but does not include 5,000 shares of common stock issuable upon the exercise of options which are not currently exercisable or exercisable within the next 60 days.

(8) Includes 169,000 shares issuable upon exercise of currently exercisable stock options, but does not include 195,000 shares of Common Stock which may be purchased pursuant to stock options which are not currently exercisable.

(9) Less than one percent of the issued and outstanding shares.



Item 13.   Certain Relationships and Related Transactions.

         In connection with the Reverse Merger, Mr. Ende received 2,000,000 shares of Preferred Stock of the Company in exchange for existing debt of $507,500 owed by Sanyo Automotive to Mr. Ende. Under the terms of the Reverse Merger Agreement, the preferred stock was converted into 1,000,000 shares of Common Stock as of April 30, 1995, since the Company had revenues of at least $25,000,000 for fiscal 1994 and the Company had cumulative pretax operating income for the years ended December 31, 1992, 1993 and 1994 of at least $2,125,000.

         As of December 31, 1996, Joseph Ende had personally guaranteed payment of up to an aggregate of $1,000,000 of the Company's indebtedness under one of its credit facilities. He also personally guarantees another line of credit to the extent the Company's equity falls below $4,250,000.

         In January 1995, Joseph Ende and two non-affiliated persons purchased all of the Brennan Trusts' shares in the Company, as the Company was without the funds to do so. Thus, as of January 1995 and at present, management has no knowledge that Robert E. Brennan, who never attempted to exercise any control over the Company, or the Brennan Trusts or any of Mr. Brennan's affiliates, holds any beneficial interest in the Company's securities. See "Principal Stockholders."

         In March 1996, the Company amended its Certificate of Incorporation to authorize 1,000 shares of Series B Preferred Stock, $.001 par value per share (the "Series B Preferred Stock"), all of which shares are held by Joseph Ende. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

         See "Item 2. Description of Property" for a description of a lease between Mr. Ende and the Company.

Item 14. Exhibits, List and Reports on Form 8-K.


Exhibit No.                Exhibit

   3.1            Certificate of Incorporation of the Company, as amended and restated.

   3.2            By-laws of the Company.(1)

   4.1            Form of Common Stock Certificate.(1)

   4.2            1994 Employee Stock Option Plan.(2)

   4.3            1995 Employee Stock Option Plan.(5)

   4.4            Form of Stock Option Agreement.(5)

   4.5            Employee Stock Bonus Plan.(5)

   4.6            Form of Class A Stock Purchase Warrant. (7)

   4.7            Placement Agent Agreement dated July 10, 1996, between the Company and G-V Capital Corp. (7)

  10.1            Unlimited Guaranty made by Joseph Ende on behalf of Sanyo Automotive Parts, Ltd. in favor of
                  Bank Leumi dated April 25, 1990.(2)

  10.2            Lease Agreement between the Company and Joseph Ende dated July 1, 1992.(2)

  10.3            Loan Agreement between Sanyo Automotive Parts, Ltd. and the City of Fairfield dated November
                  9, 1993.(2)

  10.4            Grid Promissory Note in the amount of $2,600,000 made by Sanyo Automotive Parts, Ltd. to
                  Bank Leumi Trust Company of New York dated April 6, 1994.(2)

  10.5            Employment Agreement between the Company and Scott Osias dated November 24, 1994.(4)

  10.6            Grid Promissory Note in the amount of $4,300,000 made by Sanyo Automotive Parts, Ltd. to
                  Bank Leumi Trust Company of New York dated May 1, 1996. (7)

  10.7            Amendment dated April 17, 1995 to Agreement and Plan of Reorganization by and among,
                  Unified Capital Inc. (now know as Sanyo  Industries,  Inc.),  Sanyo  Automotive  Parts,  Ltd. and
                  Joseph Ende dated July 9, 1992.(4)

  10.8            Loan Agreement between Sanyo Automotive Parts, Ltd., The Fairfield National Bank and Illinois
                  Development Authority dated January 13, 1995.(4)

 10.9             Employment Agreement between the Company and Joseph Ende dated July 31, 1995.(5)

 10.10            Promissory Note in the principal amount of $258,000 made by Brake Headquarters U.S.A., Inc.
                  to Dean Petkanas dated November 17, 1995.(5)
 10.11            Mortgage between Sanyo Automotive Parts, Ltd. and Fairfield National Bank dated December 8,
                  1995.(5)


 10.12            Promissory Note in the principal amount of $390,000 made by Sanyo Automotive Parts, Ltd. to
                  Fairfield National Bank dated December 8, 1995.(5)

 10.13            Second Mortgage between Sanyo Automotive Parts, Ltd. and the Illinois Development Finance
                  Authority ("IDFA") dated December 7, 1995.(5)

 10.14            Loan Agreement between Sanyo Automotive Parts, Ltd. and IDFA dated December 11, 1995.(5)

 10.15            Promissory Note in the principal amount of $240,000 made by Sanyo Automotive Parts, Ltd. to
                  IDFA dated December 11, 1995.(5)

 10.16            Absolute, Unconditional and Continuing Guaranty of Payment made by Brake Headquarters
                  U.S.A., favor of IDFA dated December 11, 1995.(5)

 10.17            Loan Agreement between Sanyo Automotive Parts, Ltd. and the Chase Manhattan Bank, N.A.
                  dated February 22, 1996.(5)

 10.18            Note in the principal amount of $5,000,000 made by Sanyo Automotive Parts, Ltd., to the Chase
                  Manhattan Bank, N.A. dated February 22, 1996.(5)

 10.19            Security Agreement between Sanyo Automotive, Ltd. and the Chase Manhattan Bank, N.A. dated
                  February 22, 1996.(5)

 10.20            Corporate Guaranty made by Brake Headquarters U.S.A., Inc. in favor of the Chase Manhattan
                  Bank, N.A. dated February 22, 1996.(5)

 10.21            Individual Guaranty made by Joseph Ende on behalf of Sanyo Automotive Parts, Ltd. in favor of
                  The Chase Manhattan Bank, N.A. dated February 22, 1996.(5)

 16.1             Letter re. change in Certifying Accountant. (6)

*21.1             Subsidiaries of the Company.

*23.1             Consent of Goldstein Golub Kessler & Company, P.C.

*23.2             Consent of Deloitte & Touche L.L.P.

*27.1             Financial Data Schedule.

* Filed with this report


(1) Incorporated by reference from the Company's Registration Statement on Form S-18, No. 33-30933-NY.

(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993.

(3) Incorporated by reference from the Company's Current Report on Form 8-K dated July 21, 1992 and as amended by Form 8 dated August 19, 1992 and September 21, 1992.

(4) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

(5) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(6) Incorporated by reference from the Company's Form 8-K/A No. 1 for December 28, 1995.

(7) Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-13533).

Report on Form 8-K

                   None

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
          ------------------------------------------------------------
          ------------------------------------------------------------






Independent Auditors' Reports                          F-1  -   F-2


Consolidated Financial Statements:

         Balance Sheets                                         F-3
         Statements of Operations                               F-4
         Statements of Shareholders' Equity                     F-5
         Statements of Cash Flows                               F-6
         Notes to Financial Statements                 F-7  -   F-14
         Financial Statement Schedule:
             Schedule II - Valuation and Qualifying Accounts    S-1

INDEPENDENT AUDITORS' REPORT


Board of Directors
Brake Headquarters U.S.A., Inc.


We have audited the accompanying consolidated balance sheets of Brake Headquarters U.S.A., Inc. and subsidiaries as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule for 1996 and 1995 listed in the Index to the consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brake Headquarters U.S.A., Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


Stamford, Connecticut
March 19, 1997

INDEPENDENT AUDITORS' REPORT


Board of Directors
Brake Headquarters U.S.A., Inc.


We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Brake Headquarters U.S.A., Inc. and subsidiaries for the year ended December 31, 1994. Our audit also included the financial statement schedule for the year ended December 31, 1994 listed in the index to the consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Brake Headquarters U.S.A., Inc. and subsidiaries for the year ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for the year ended December 31, 1994, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
New York, New York


February 8, 1995

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------
DECEMBER 31                                                         1996            1995
--------------------------------------------------------------------------------------------
ASSETS

Current Assets:
     Cash                                                      $    536,928    $     17,895
     Accounts receivable, less allowance for doubtful
        accounts of $372,000 and $288,000                         7,252,018       5,623,117
     Inventory                                                   10,636,820       7,873,131
     Prepaid expenses and other current assets                      384,648         387,767
     Deferred tax asset                                             375,000         345,345
                                                               ------------    ------------
            TOTAL CURRENT ASSETS                                 19,185,414      14,247,255

Property and Equipment - net                                      1,453,179         921,120
Other Assets                                                        227,189         276,315
Due from President                                                   55,874          51,604
Deferred Tax Asset                                                  101,988            --
                                                               ------------    ------------
            TOTAL ASSETS                                       $ 21,023,644    $ 15,496,294
                                                               ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                          $  4,639,419    $  2,615,397
     Accrued expenses and other current liabilities                 318,611         254,365
     Notes and acceptances payable                                4,546,556       8,075,196
     Current portion of long-term debt                              162,018          65,038
                                                               ------------    ------------
            TOTAL CURRENT LIABILITIES                             9,666,604      11,009,996
                                                               ------------    ------------


Long-term Debt                                                    5,850,645         630,494
                                                               ------------    ------------
            TOTAL LIABILITIES                                    15,517,249      11,640,490
                                                               ------------    ------------
Commitments and Contingencies (see notes)

Shareholders' Equity:
     Series B preferred stock - $.001 par value; authorized
         issued and outstanding 1,000 shares                              1               -
     Common stock - $.001 par value; authorized 6,000,000
        and 20,000,000 shares, issued and outstanding
        4,209,384 and 3,416,197 shares                                4,209           3,416
     Additional paid-in capital                                  15,130,511      13,014,260
     Accumulated deficit                                         (9,628,326)     (9,161,872)
                                                               ------------    ------------
            TOTAL SHAREHOLDERS' EQUITY                            5,506,395       3,855,804
                                                               ------------    ------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 21,023,644    $ 15,496,294
                                                               ============    ============



                                   See Note to Consolidated Financial Statements
                                                                             F-3

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                          1996                       1995                    1994
-----------------------------------------------------------------------------------------------------------------------------
Sales                                                        $ 35,948,479              $  32,383,302       $      26,129,165
   Less returns and allowances                                  3,349,383                  1,919,572               1,034,692
                                                        ------------------         ------------------     -------------------
Net sales                                                      32,599,096                 30,463,730              25,094,473
Cost of goods sold                                             24,267,823                 22,409,932              18,390,321
                                                        -----------------          ------------------     -------------------
Gross profit                                                    8,331,273                  8,053,798               6,704,152
                                                        ------------------         ------------------     -------------------

Operating expenses:
    Selling, general and administrative                         8,083,225                  7,238,924               5,198,689
    Non-cash compensatory charges                                       -                          -               2,314,000
    Settlement of litigation                                            -                          -                 232,500
    Public offering costs                                               -                    248,000                       -
                                                        ------------------         ------------------     -------------------
                                                                8,083,225                  7,486,924               7,745,189
                                                        ------------------         ------------------     -------------------

Income (loss) from operations                                     248,048                    566,874              (1,041,037)
                                                        ------------------         ------------------     -------------------

Other income (expense):
    Interest expense                                             (875,305)                  (774,762)               (520,602)
   Gain (loss) on foreign currency transactions                    (7,197)                     2,816                 (12,270)
                                                        ------------------         ------------------     -------------------
                                                                 (882,502)                  (771,946)               (532,872)
                                                        ------------------         ------------------     -------------------

Loss before provision (benefit) for income taxes                 (634,454)                  (205,072)             (1,573,909)

Provision (benefit) for income taxes                             (168,000)                   (26,000)                395,000
                                                        ------------------         ------------------     -------------------

Net loss                                                 $       (466,454)          $       (179,072)      $      (1,968,909)
                                                        ==================         ------------------     -------------------

Net loss per common and common equivalent share         $            (.13)          $           (.06)      $            (.92)
                                                        ==================         ==================     ===================

Weighted average number of common and common
equivalent shares outstanding                                   3,616,311                3,058,968               2,188,414
                                                        ==================         ==================     ===================



                                   See Note to Consolidated Financial Statements
                                                                             F-4

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                              Additional
                                                          Preferred Stock               Common Stock            Paid-In
                                                      Shares           Amount       Shares         Amount       Capital
------------------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 1994                          2,000,000    $   500,000      1,875,500    $     1,875    $ 8,634,785

Release of 1994 escrow shares to President               --             --             --             --          273,125
Exercisability of Class F warrants                       --             --             --             --           74,375
Excess common shares issued upon                         --
  conversion of preferred stock                          --             --             --             --        1,966,500
Issuance of common stock in connection
  with exercise of Class D warrants                      --             --           41,667             42         16,625
Issuance of common stock for cash in connection          --
  with exercise of warrants                              --             --          702,500            702      1,489,048
Issuance of common stock for services                    --             --            1,800              2         35,998
Net loss                                                 --             --             --             --             --
Foreign currency translation adjustment                  --             --             --             --             --

Balance at December 31, 1994                        2,000,000        500,000      2,621,467          2,621     12,490,456

Conversion of Series A preferred stock             (2,000,000)      (500,000)     1,000,000          1,000        499,000
Foreign currency translation adjustment                  --             --             --             --             --
Dividends declared                                       --             --             --             --             --
Issuance of common stock in connection with
    exercise of Class F warrants                         --             --           41,666             42         16,625
Employee Stock Bonus Plan                                --             --            3,064              3          7,929
Return of 1993 Escrow shares to treasury and
    retirement of such shares                            --             --         (250,000)          (250)           250
Net loss                                                 --             --             --             --             --

Balance at December 31, 1995                             --             --        3,416,197          3,416     13,014,260

Proceeds from private placement                          --             --          490,000            490      1,011,904
Exercise of warrants                                     --             --          200,000            200        759,800
Insurance of Series B preferred stock                   1,000            1            --              --           49,999
Conversion of note payable                               --             --           91,300             91        257,909
Employee Stock Bonus Plan                                --             --            5,637              6          8,520
Acquisition of ABS Brakes, Inc.                          --             --            6,250              6         28,119
Net loss                                                 --             --             --             --             --

Balance at December 31, 1996                            1,000           $1        4,209,384         $4,209    $15,130,511


                                                                          Cumulative
                                                                           Foreign
                                                                           Currency          Total
                                                          Accumulated    Translation     Shareholders'
                                                            Deficit       Adjustment        Equity
                                                       -------------------------------------------------

Balance at January 1, 1994                               $(6,901,161)          --      $ 2,235,499

Release of 1994 escrow shares to President                      --             --          273,125
Exercisability of Class F warrants                              --             --           74,375
Excess common shares issued upon
  conversion of preferred stock                                 --             --        1,966,500
Issuance of common stock in connection
  with exercise of Class D warrants                             --             --           16,667
Issuance of common stock for cash in connection
  with exercise of warrants                                     --             --        1,489,750
Issuance of common stock for services                           --             --           36,000
Net loss                                                  (1,968,909)          --       (1,968,909)
Foreign currency translation adjustment                         --      $     1,954          1,954
Balance at December 31, 1994                              (8,870,070)         1,954      4,124,961

Conversion of preferred stock                                   --             --             --
Foreign currency translation adjustment                         --           (1,954)        (1,954)
Dividends declared                                          (112,730)          --         (112,730)
Issuance of common stock in connection with
    exercise of Class F warrants                                --             --           16,667
Employee Stock Bonus Plan                                       --             --            7,932
Return of 1993 Escrow shares to treasury and
    retirement of such shares                                   --             --             --
Net loss                                                    (179,072)          --         (179,072)
Balance at December 31, 1995                              (9,161,872)          --        3,855,804

Proceeds from private placement                                 --             --        1,012,394
Exercise of warrants                                            --             --          760,000
Insurance of Series B Preferred Stock                           --             --           50,000
Conversion of note payable                                      --             --          258,000
Employee Stock Bonus Plan                                       --             --            8,526
Acquisition of ABS Brakes, Inc.                                 --             --           28,125
Net loss                                                    (466,454)          --         (466,454)
Balance at December 31, 1996                             $(9,628,326)   $      --      $ 5,506,395


               See Notes to Consolidated Financial Statements.

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                                       1996               1995                1994
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Cash received from customers                                       $   30,886,195        $ 28,526,134      $   24,081,395
    Cash paid to suppliers and employees                                  (32,598,512)        (29,740,631)        (25,662,239)
    Interest paid                                                            (915,511)           (757,394)           (495,357)
    Taxes paid                                                                (30,753)           (733,096)               -
                                                                     ---------------------------------------------------------
                   NET CASH USED IN OPERATING ACTIVITIES                   (2,658,581)         (2,704,987)         (2,076,201)
                                                                     ---------------------------------------------------------
Cash flows from in investing activities:
   Capital expenditures                                                      (109,399)           (852,431)           (210,014)
   Acquisition of ABS Brakes, Inc.                                             (9,375)             -                     -
                                                                     ---------------------------------------------------------
                   NET CASH USED IN INVESTING ACTIVITIES                     (118,774)           (852,431)           (210,014)
                                                                     ---------------------------------------------------------
Cash flows from financing activities:
    Proceeds from sale of stock and warrants                                1,780,920               7,932           1,489,750
    Net repayments (borrowings) on notes and acceptances payable           (3,270,640)          3,020,376             637,416
    Proceeds from issuance of long-term debt                                4,919,974             630,000             182,757
    Principal payments on long-term debt                                      (70,318)            (21,032)            (32,150)
    Principal payments on obligations under capital leases                    (22,329)             -                  (16,676)
    Loans to President                                                        (67,000)            (72,000)               -
                                                                     ---------------------------------------------------------
                   NET CASH PROVIDED BY FINANCING ACTIVITIES                3,270,607           3,565,276           2,261,097
                                                                     ---------------------------------------------------------
    Effect of exchange rate changes on cash

    Cash acquired from ABS Brakes, Inc. acquisition                         25,781              (1,954)              1,954
                                                                     ---------------------------------------------------------

Net increase in cash                                                          519,033               5,904             (23,164)
Cash at  beginning of year                                                     17,895              11,991              35,155
                                                                     ---------------------------------------------------------
Cash at  end of year                                                 $        536,928      $       17,895  $             11,991
                                                                     =========================================================
Reconciliation of net loss to net cash used in operating activities
(net of acquisition):

    Net loss                                                          $      (466,454)     $     (179,072)     $   (1,968,909)
    Adjustments to reconcile net loss to net cash provided by
     used in operating activities:
       (Gain) loss on foreign currency transactions                              -                (2,816)             12,270
       Depreciation and amortization                                           73,584             186,675              92,245
       Provision for doubtful accounts                                        480,623             617,891             (60,906)
       Deferred income tax benefit                                            (37,000)           (154,000)            (49,000)
       Non-cash compensatory charges                                             -                 -                2,314,000
       Common stock and warrants issued for services                                               -                   36,000
       Changes in assets and liabilities:
            Accounts receivable                                            (1,989,524)         (1,937,596)           (596,741)
            Inventory                                                      (2,648,689)         (1,593,795)           (707,601)
            Prepaid expenses and other current assets                          21,206            (354,708)            118,983
            Other assets                                                       49,126             (51,766)            (30,852)
            Account payable and accrued expenses                            1,858,547             764,220          (1,235,690)
                                                                     ---------------------------------------------------------

                   NET CASH USED IN OPERATING ACTIVITIES                $  (2,658,581)       $  (2,704,987)     $   (2,076,201)
                                                                     =========================================================






                                   See Note to Consolidated Financial Statements
                                                                             F-6

                                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 1.  PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Business activity - Brake Headquarters U.S.A., Inc. and subsidiaries (the "Company") sells a complete line of brake system parts and accessories primarily to retailers and other wholesalers. Revenue from the sale of these products is recorded at the time the products are shipped. During 1995, the Company closed its Canadian subsidiary and wrote-off substantially all of its remaining assets and liabilities. This resulted in a net gain of approximately $39,000. The Company operates three wholesale warehouses for undercar parts within the New York area, under the name Quality First Brakes Inc. In August 1996, the Company acquired all the net assets of ABS Brakes, Inc. ("ABS") a manufacturer of domestic brake pads.

Principles of consolidation - The consolidated financial statements include the accounts of Brake Headquarters U.S.A., Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Inventory - Inventory, consisting of brake system finished goods and accessories, is stated at the lower of cost (first-in, first-out method) or market.

Depreciation - Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets (5 to 40 years). Leasehold improvements are amortized over the lesser of the term of the respective lease or the estimated useful lives of the improvements (5 to 40 years).

Income taxes - The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

Concentration of credit risk - The Company's customer base consists primarily of retailers and wholesalers of brake system replacement parts throughout North America. On a geographic basis, no area has a disproportionate concentration of credit risk. During the years ended December 31, 1996, 1995 and 1994, less than 10% of the Company's sales were derived from foreign customers. Although the Company is directly affected by the well-being of the brake system replacement parts industry, management does not believe significant credit risk exists at December 31, 1996. The Company performs ongoing credit evaluations of its customers' financial condition. When amounts on specific accounts receivable are judged to be uncollectable by management, those amounts are charged to the allowance for doubtful accounts. During the years ended December 31, 1996 and 1995, the Company had sales to one customer that accounted for 28% and 17%, respectively, of the Company's net sales. In the fourth quarter of 1996, this customer informed the Company it was consolidating vendors and therefore would no longer use the Company as a prime supplier. In the fourth quarter of 1996, the Company incurred costs of approximately $534,000 relating to the relabeling and freight costs associated with this customer.

Net loss per common and common equivalent share - Net loss per common and common equivalent share is based on the weighted average number of common and common equivalent shares (when dilutive) outstanding during the year computed in accordance with the treasury stock method.

Management estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Disclosure about Fair Value of Financial Instruments - The fair value of the Company's credit facilities approximate fair value and is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Public Offering Costs - During 1995 the Company postponed raising additional funds through a secondary offering due to market conditions. The Company expensed the costs associated with the postponed offering totaling $248,000 during 1995.

Adoption of Statement of Financial Standard Accounting No. 123 - In 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123"). SFAS 123 encourages, but does not require companies to record at fair value compenstion cost for stock-based employee compensation plans. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Emplyees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Supplemental cash flow information of non-cash activities -
1996
The President purchased 1,000 shares of Series B Preferred Stock for $50,000 in exchange for a reduction in the prior dividend payable to him from the Series A Preferred Stock. A note payable for $258,000 was converted into 91,300 common shares. Common stock was issued for the acquisition of ABS Brakes Inc. in the amount of $28,125. The Company entered into a capital leases for the purchase of computer equipment totaling $489,804.

1995 and 1994
Common stock was issued in 1995 and 1994 in connection with the exercise of Class F and D warrants, respectively, by an increase in the amount due from President of $16,667.

Reclassification - For comparability, certain 1994 amounts have been reclassified to conform to the current year's financial statement presentation.

Note 2.  ACQUISITION

Effective August 30, 1996, the Company acquired the net assets of ABS Brakes, Inc. ("ABS") for $37,500 consisting of 6,250 shares of common stock and $9,375 in cash. ABS assembles brake pads for foreign and domestic cars. The fair value of the net assets acquired approximated the purchase price.

Note 3.  NOTES AND ACCEPTANCES PAYABLE

The Company has an agreement with a bank to provide, line of credit, bankers' acceptances and letters of credit. The maximum availability under these agreements at December 31, 1996 was $5,000,000. The line of credit and bankers' acceptances bear interest at prime plus 3/4% per annum (the prime rate was 8 1/4% at December 31, 1996). The line of credit expires in May 1997 and availability is based upon specified levels of accounts receivable and inventory. The line of credit and bankers' acceptances payable are collateralized by substantially all of the assets of the Company and are partially guaranteed by the Company's President/majority shareholder (the "President"). During December 1996, the holder of a $258,000 short-term note converted the note into 91,300 shares of common stock.



The outstanding balances are as follows:
                              1996        1995
Lines of credit           $3,840,000   $4,030,000
Bankers' acceptances         706,556    3,787,196
Short-term note payable         --        258,000
                          ----------   ----------
                          $4,546,556   $8,075,196
                          ==========   ==========


Note 4.  LONG-TERM DEBT

Long-term debt consists of the following:
                                                   1996          1995

Note payable -  credit facility  (a)            $4,850,321   $     --
Note payable - economic development loan (b)        43,467       65,532
First mortgage - bank (c)                          362,588      390,000
Second mortgage - development loan (d)             225,420      240,000
Note Payable - economic development loan (e)        63,392         --
Capital Lease - (f)                                467,475         --
                                                ----------   ----------
                                                 6,012,662      695,532
         Less current portion                      162,018       65,038
                                                ----------   ----------
                                                $5,850,645   $  630,494
                                                ==========   ==========

         (a) The credit facility was granted for a 2 year period ending February 1998. Interest, payable monthly, is at prime rate or the bank's money market rate plus 2 1/4% (the bank's money market rate was 5.633% at December 31, 1996). It is secured by substantially all the assets of the Company. The credit facility contains covenants, which require the maintenance of certain amounts of net worth and financial ratios. At December 31, 1996, the Company was in default of several convenants however, the bank has provided the Company a waiver for these defaults and amended the terms of the agreement.

         (b) The economic development loan bears interest at 5% and is payable in monthly installments of $2,072 through November 1998. The note is collateralized by certain property and equipment.

         (c) The first mortgage dated December 8, 1995, is payable to a bank, bears interest at 7.36% and is secured by the Company's Illinois facility. This mortgage is being amortized over a ten year period in monthly principal and interest installments of $4,602.

         (d) The second mortgage, dated December 11, 1995, is payable to the Illinois Development Finance Authority, bears interest at prime and is secured by the Company's Illinois facility as well as a second lien on certain equipment. This mortgage is payable in monthly installments of principal and interest necessary to fully amortize the loan by January 1, 2005.

         (e) The economic development loan bears interest at 5% and is payable in monthly installment of $1,314 through May 2001. The note is collateralized by certain property and equipment.

         (f) This capital lease is for the purchase of the Company's new computer system. Monthly payments are approximately $10,000 per month through May 2001.

Aggregate maturities of long-term debt are as follows:

Year ending December 31,

         1997                        $   162,018
         1998                          5,025,223
         1999                            168,353
         2000                            183,303
         2001                            155,463
         Thereafter                      318,303
                                     -----------
                                     $ 6,012,663
                                     ===========

Note 5.  SHAREHOLDERS' EQUITY

Escrow Agreement - Pursuant to a business combination in 1992, the Company and the President entered into an agreement for the issuance of 750,000 shares of common stock held in escrow (the "Escrow Shares"). The escrow agreement, as amended, provided for the Escrow Shares to be released upon the Company's attainment of certain pre-tax income levels, as defined, for the years ended December 31, 1992, 1993 and 1994. The President was also issued warrants to purchase an aggregate of 125,000 shares (41,667 shares per year, warrant Classes D, E, and F, respectively) of the Company's common stock at $.40 per share, provided that the Company meets the same respective pre-tax income levels described above. The attainment of the respective pre-tax income levels, which result in the release of the Escrow Shares and exercisability of the warrants, were deemed to be compensatory and resulted in a charge to operations equal to (1) the fair market value of the Escrow Shares measured as of the last day of the respective year in which the pre-tax income level was attained, and (2) the fair market value of the shares to be issued upon the exercise of the warrants measured as of the last day in the respective year in which the pre-tax income level was attained less the exercise price to be paid. The charges related to the release and issuance of these shares are not deductible for income tax purposes.

During the year ended December 31, 1994, the 41,667 Class D warrants were exercised by the President; in addition, a total of 375,000 shares were released from escrow since the Company met the 1992 pre-tax income level. The Company did not meet the 1993 pre-tax income level, and accordingly, 250,000 shares were returned to the treasury of the Company and the Class E warrants were not exercisable. Since the Company attained the 1994 pre-tax income levels, as defined, 125,000 shares were released from escrow to the President and the 41,667 Class F warrants were exercised during 1995.

The President disputed the 1993 forfeiture of shares, but waived any claims he had against the Company in exchange for the July 1995 grant of a non-qualified stock option to purchase 180,000 shares of Common Stock under the 1995 Plan.

Common Stock - In August 1995, the Company increased its authorized common stock to 20,000,000 shares. In March 1996, the Company decreased its authorized common stock to 6,000,000 shares.

Preferred Stock - On April 30, 1995, the Company declared a dividend of $112,730 on the Series A Preferred Stock for all dividends accumulated for the period from July 9, 1992 to April 30, 1995. The dividend was unpaid as of December 31, 1995. Since certain cumulative financial operating goals were achieved during the three-year period ended December 31, 1994, each share of Series A preferred stock was automatically converted into 1/2 share of common stock on April 30, 1995. The common shares issued upon attainment of such operating goals were deemed to be compensatory and were measured by the fair market value of the common shares as of December 31, 1994.

In March 1996, the Company amended its Certificate of Incorporation to authorize the issuance of 1,000 shares of Series B preferred stock to be held by the President. The amendment also eliminated all remaining authorized shares of Series A preferred stock. Dividends payable to the President from the Series A preferred stock was offset by the purchase of the Series B preferred stock for $50,000. As the sole shareholder of the Series B preferred stock, which will vote as a separate class, the President has the exclusive right to elect a majority of the Company's Board of Directors until the earlier of the redemption date of March 31, 2001 or the reporting by the Company of at least $75,000,000 in revenue for any year through December 31, 2000. In the event of any liquidation, dissolution or winding-up, the holder of Series B preferred stock will be entitled to an aggregate preference of $50,000, his basis in the stock; any remaining proceeds of liquidation will be distributed pro rata to holders of the common stock.

Private Placement - In July 1996, the Company signed an agreement with G-V Capital Corp. (G-V), to raise an estimated $5 million through the issuance of common stock and warrants. In August 1996, the Company completed raising additional capital through a private placement by selling 490,000 units at a purchase price of $2.50 per unit. Each unit consists of one share of common stock and two Redeemable Common Stock Purchase Warrants each to purchase one share of common stock of the Company at $3.80 per share until the third anniversary of the initial closing. The Company has received net proceeds of approximately $1,772,000 as of December 31, 1996 from the sale of units and exercise of 200,000 warrants.

1994 Employee Stock Option Plan

During 1994, the Company established the 1994 Employee Stock Option Plan (the "1994 Plan"). The 1994 Plan provides for the grant of options to employees and other parties to purchase an aggregate of 300,000 shares of common stock. Options to purchase no more than 120,000 shares of common stock may be granted to any one person in any two-year period. The 1994 Plan is administered by the Board of Directors.

The 1994 Plan allows the Company to grant incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights ("SARs") at any time within 10 years from the date the 1994 Plan was adopted. The exercise price of ISOs may not be less than the fair market value of the common stock on the date of the grant, provided that the exercise price of ISOs granted to an optionee owning more than 10% of the outstanding common stock may not be less than 110% of the fair market value of the common stock on the date of grant. In addition, the aggregate fair market value of common stock with respect to which ISOs are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000.

Options may not have a term exceeding ten years, except that ISOs granted to an optionee owning more than 10% of the outstanding common stock may not have a term of more than five years and ISOs must be granted to and exercised by employees of the Company. Since the adoption of the 1994 Plan, an aggregate of 349,000 ISOs have been granted (of which options to purchase, 123,000 have expired); no NQSOs or SARs have been granted.

1995 Employee Stock Option Plan

In July 1995, the Company established the 1995 Employee Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the grant of options to employees and other parties of ISOs, NQSOs and SARs to purchase an aggregate of 300,000 shares of common stock. The provisions of the 1995 Plan are identical to the above-stated terms of the 1994 Plan.

Since the adoption of the 1995 Plan, no ISOs or SARs have been granted. In 1995, NQSOs to purchase 180,000 shares of common stock at $3.00 per share, the fair market value on the date of grant, have been granted to the President. The options terminate in July 2000 and are exercisable on a cumulative basis in one-third increments on July 31, 1997, 1998 and 1999. The option becomes immediately exercisable upon a change in control of the Company. Options to purchase 120,000 shares of common stock remain available for grant under the 1995 Plan.

A summary of stock option transactions under employee option plans for each of the three years in the period ended December 31, 1996 are as follows:

                                           Weighted Average
                                  Options   Exercise Price

Outstanding January 1, 1994         --            --
         Granted                 252,000        $10.83
         Canceled               (120,000)        20.00

Outstanding December 31, 1994    132,000          2.50
         Granted                 186,000          2.98
         Canceled                 (3,000)         2.50


Outstanding December 31, 1995    315,000          2.78
         Granted                  91,000          4.71

Outstanding December 31, 1996    406,000          3.21



Exercisable:
         December 31, 1995        80,000          2.50

         December 31, 1996       175,000          3.24


In December 1994, the Company canceled options to purchase 120,000 shares of common stock exercisable at $20 per share, previously granted to the President under the 1994 Plan, and re-granted such options at an exercisable price of $2.50 per share.

Employee Stock Bonus Plan

In April 1995, the Company adopted the Employee Stock Bonus Plan which enables all full-time employees to purchase shares of common stock at 85% of the then fair market value through payroll deductions. During 1996 and 1995, 5,637 and 3,064 shares, respectively, were issued from the 100,000 shares available for sale under the plan.

The following tables summarize information about stock options outstanding at December 31, 1996:

                               Options Granted                     Options Exercised
                                   Weighted           Weighted                    Weighted
  Range of            Number        Average           Average                     Average
Exercise Prices    Outstanding     Remaining          Exercise   Exercisable       Number
                                     Life              Price                       Price
$   2.25 - $  3.00    315,000       2.7 years          $2.78       128,000         $2.53
    3.75 -    5.63     67,000       4.9 years           4.71        47,000          5.19
                      -------       ---------          -----       -------         ------
                      406,000       3.2 years          $3.21       175,000         $3.24
                      =======       =========          =====       =======         ======




The estimated fair value of options granted during 1996 and 1995 were $4.13 per share and $2.56 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. No compensation cost has been recognized for the Company's fixed stock option plans and stock purchase plans. Had compensation cost for the Company's stock option plans and its stock purchase plans been determined based on the fair value at the option grant dates for awards in accordance with the accounting provisions of SFAS 123, the Company's net loss and loss per share for the years ended December 31, 1996 and 1995 would have been increased to the pro forma amounts indicated below:


                                                          1996           1995
Net loss applicable to common shareholders
           As reported                                 $(466,454)    $(179,072)
           Pro forma                                    (563,298)     (205,175)

Net loss per common share and common equivalent share
           As reported                                     $(.13)        $(.06)
           Pro forma                                        (.10)         (.07)


The fair value of options granted under the Company's fixed stock option plans during 1996 and 1995 was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used: - expected volatility of approximately 125.28%, risk free interest rate of approximately 6%, and expected lives of option grants of approximately four years. Pro forma compensation cost related to shares purchased under the Employee Stock Purchase Plan is measured based on the discount from market value. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future pro forma effects. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

Note 6.  INCOME TAXES

Provision (benefit) for income taxes consists of the following:

                                       1996           1995            1994
Federal:
         Current                   $(176,000)      $  81,000        $ 326,000
         Deferred                    (34,000)       (123,000)        (33,000)
                                   ---------       ---------        ---------
                                    (210,000)        (42,000)        293,000
                                   ---------       ---------        ---------

State and Local:
         Current                      45,000          47,000          118,000
         Deferred                     (3,000)        (31,000)         (16,000)
                                   ----------      ---------        ---------
                                      42,000          16,000          102,000
                                   ----------      ---------        ---------
                                   $(168,000)      $ (26,000)       $ 395,000
                                   ==========      =========        =========

The total provision (benefit) for income taxes differs from that amount which would be computed by applying the U.S. federal tax rate to the loss before income taxes. The reasons for these differences are as follows:

                                                1996        1995         1994

Statutory federal income tax rate              (34.0)%    (34.0)%      (34.0)%
State and local income taxes, net of
  federal benefit                                4.8        7.7          4.3
Nondeductible compensatory charges                           --         50.0
Permanent and other differences                  2.8       13.6          4.8
                                               -----       -----         ----
                                               (26.4)%     (12.7)%       25.1%
                                               =====       =====         ====


The tax effects of temporary differences that give rise to significant portions of deferred tax asset consist of the following:

                                               1996        1995

Inventory allowances and capitalization      $272,000    $183,000
Bad debt allowance                            103,000     158,700
Depreciation                                   15,000       3,300
Accruals not currently deductible              58,000         --
Other                                          28,988         345
                                             --------     -------
                                             $476,988    $345,345
                                             ========    ========

Note 7.  COMMITMENTS AND CONTINGENCIES

The Company leases warehouse and office space under noncancelable operating leases. Aggregate future minimum lease payments are as follows:

Year ending December 31,

         1997                      $  479,944
         1998                      $  476,172
         1999                      $  277,537
         2000                      $  107,782
         2001                      $   42,505
         Thereafter                $   15,600
                                    _________
                                   $1,399,540

Rent expense for the years ended December 31, 1996, 1995 and 1994 amounted to approximately $440,000, $354,000 and $361,000 respectively which includes $312,000 which is paid to the Company's President.

In May 1995, the Company settled various litigation/claims for $232,500 which has been reflected in the 1994 consolidated financial statements.

In July 1995, the Company entered into a three-year employment agreement with the President providing for a minimum annual salary of $156,000, with a bonus at the discretion of the Board of Directors, determined based upon the profitability of the Company. No bonus was paid for the years ended December 31, 1996 and 1995.

In June 1996, the Company settled an action against a former customer to collect $971,000 of accounts receivable. Inventory totaling approximately $459,000, was returned to the Company. As a result of the above settlement and available reserves, the Company recorded an expense of a $212,000 in 1996. Mutual releases were exchanged for all claims and counter claims.


Note 8.  SAVINGS PLAN

The Company established in November 1996 a tax deferred saving plan ("401(k) Plan") for all employee's who meet certain eligibility requirements. The Company did not make any contributions to this plan in 1996.


Note 9.  ADOPTION OF NEW ACCOUNTING STANDARD

The Company will adopt the provisions of the Statement of Financial Accounting Standard No. 128 "Earnings Per Share" in the fourth quarter of 1997. The standard specifies the computation, presentation and disclosures requirements for earnings per share. As required by the Standard, the Company will restate all prior period earnings per share data presented. The adoption of this new standard is not expected to have a material effect on the Company's consolidated financial statements.

                                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES
                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




Column A                                         Column B               Column C               Column D            Column E


                                                 Balance at             Charged to                                 Balance at
                                                 Beginning              Costs and                                  End of
Description                                      of Period              Expenses               Deduction           Period


Allowance for Doubtful Accounts:

Year ended December 31, 1996                     $288,000               $480,623              $396,623(A)         $372,000

Year ended December 31, 1995                      $75,000               $617,891              $404,891(A)         $288,000

Year ended December 31, 1994                     $135,906               $(60,906)               -                  $75,000





(A) Represents amounts written off. Normal recurring credits and returns are charged against sales.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:
         April 3, 1997                      BRAKE HEADQUARTERS U.S.A., INC.



                                            By:  /s/ Joseph Ende
                                                 Joseph Ende, President


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Joseph Ende            Chairman of the Board of Directors,         April 3, 1997
Joseph Ende                President, Chief Executive Officer,
                           (Principal Executive Officer)



/s/ Marc J. Ruskin         Chief Financial Officer (Principal           April 3, 1997
Marc J. Ruskin             Financial Officer)



/s/ Sandra Ende            Director                                     April 3, 1997
Sandra Ende


                                                                  EXHIBIT 21.1


                            SUBSIDIARIES OF THE COMPANY

Sanyo Automotive Parts, Ltd.
Quality First Brakes, Inc.
ABS Brakes, Inc.
Brake Headquarters Corp.
Quality First Brake Corp.