Form 10-Q
period 1997-03-31
BRAKE HEADQUARTERS U S A INC
filed 1997-05-15
CIK 854551

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] Quarterly Report Pursuant To Section 13 or 15[d] Of The
                         Securities Exchange Act Of 1934

                  For the quarterly period ended March 31, 1997

                                       or

           [ ] Transition Report Pursuant To Section 13 Or 15 (D) Of The
                         Securities Exchange Act Of 1934

  For the transition period from ___________________ to _______________________

                         Commission file number 0-28640

                         BRAKE HEADQUARTERS U.S.A., INC
             (Exact name of Registrant as Specified in Its Charter)

         Delaware                                         22-3048534
   (State or Other Jurisdiction                         (I.R.S. Employer
 of Incorporation or Organization)                       Identification No.)

             33-16 Woodside Avenue, Long Island City, New York 11101
               (Address of Principal Executive Offices)    (Zip Code)

                                 (718) 779-4800
                (Registrant Telephone Number Including Area Code)

                                 Not Applicable
                                 --------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES |X| NO |_|

            Class                                   Outstanding at May 12, 1997
     --------------------                           ---------------------------
Common Stock, $.001 par value                           4,362,671
Class A Common Stock Purchase Warrants

                         BRAKE HEADQUARTERS U.S.A., INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
                                 March 31, 1997
      =====================================================================

                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements -

        Consolidated Balance Sheets -  March 31, 1997
        (Unaudited) and December 31, 1996 .............................        3

        Consolidated Statements of Income For The
        Three Month Periods Ended March 31, 1997
        and March 31, 1996 (Unaudited).................................        4

        Consolidated Statements of Cash Flows For The
        Three Month Periods Ended March 31, 1997
        and March 31, 1996 (Unaudited).................................        5

        Notes to Consolidated Financial Statements (Unaudited).........      6-7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations............................      7-8


PART II - EXHIBITS AND REPORTS ON FORM 8-K.............................        9

Item 6. Exhibits and Reports on Form 8-K...............................        9

        Signatures.....................................................       10

                               BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                            March 31, 1997        December 31,
                                                              (Unaudited)             1996
                                                             ------------         ------------
ASSETS

Current Assets:

  Cash                                                       $    345,463         $    536,928
  Accounts receivable, less allowance for doubtful
     accounts of $372,000                                       6,942,810            7,252,018
  Inventory                                                     8,887,927           10,636,820
  Prepaid expenses and other current assets                       362,740              384,648
  Deferred tax asset                                              375,000              375,000
                                                             ------------         ------------
         Total current assets                                  16,913,940           19,185,414

Property and Equipment - net                                    1,462,153            1,453,179
Other Assets                                                      247,008              227,189
Due from President                                                 60,874               55,874
Deferred Acquisition Costs                                        296,250                   --
Deferred Tax Asset                                                101,988              101,988
                                                             ------------         ------------
         Total Assets                                        $ 19,082,213         $ 21,023,644
                                                             ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

  Accounts payable                                           $  3,310,297         $  4,639,419
  Accrued expenses and other current liabilities                  189,554              318,611
  Notes and acceptances payable                                 3,561,092            4,546,556
  Current portion of long-term debt                               159,980              162,018
                                                             ------------         ------------
         Total current liabilities                              7,220,923            9,666,604
                                                             ------------         ------------
Long-term Debt                                                  5,948,206            5,850,645
                                                             ------------         ------------
         Total liabilities                                     13,169,129           15,517,249
                                                             ------------         ------------
Commitments and Contingencies (see notes)

Shareholders' Equity:

  Series B preferred stock - $.001 par value; authorized,
    issued and outstanding 1,000 shares                                 1                    1
  Common stock - $.001 par value; authorized 6,000,000
    and 20,000,000 shares, issued and outstanding 4,262,564
    4,209,384 shares                                                4,262                4,209
  Additional paid-in capital                                   15,503,908           15,130,511
  Accumulated deficit                                          (9,595,087)          (9,628,326)
                                                             ------------         ------------
         Total shareholders' equity                             5,913,084            5,506,395
                                                             ------------         ------------
         Total Liabilities and Shareholders' Equity          $ 19,082,213         $ 21,023,644
                                                             ============         ============

                                  See Notes to Consolidated Financial Statements

                                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF INCOME

                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                      March 31,      March 31,
                                                        1997           1996
                                                     -----------    -----------

Sales                                                $ 8,144,874    $ 8,446,375
   Less returns and allowances                          (613,454)      (612,494)
                                                     -----------    -----------
Net sales                                              7,531,420      7,833,881
Cost of goods sold                                     5,620,325      5,728,683
                                                     -----------    -----------

Gross profit                                           1,911,095      2,105,198

Operating expenses:

    Selling, general and administrative                1,769,619      1,738,909
                                                     -----------    -----------

Income from operations                                   141,476        366,289
                                                     -----------    -----------

Other income (expense):
    Other income                                         114,846             --
    Interest expense                                    (202,083)      (266,844)
                                                     -----------    -----------
                                                         (87,237)      (266,844)
                                                     -----------    -----------
Income before provision for income taxes                  54,239         99,445

Provision for income taxes                                21,000         14,000
                                                     -----------    -----------

Net income                                           $    33,239    $    85,445
                                                     ===========    ===========
Net income per common and common equivalent share    $       .01    $       .02
                                                     ===========    ===========
Weighted average number of common and common
equivalent shares outstanding                          4,219,284      3,666,464
                                                     ===========    ===========

                                  See Notes to Consolidated Financial Statements

                                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                                Three Months Ended

                                                                            March 31,         March 31,
                                                                              1997              1996
                                                                           -----------       -----------
Cash flows from operating activities:

  Cash received from customers                                             $ 7,822,715       $ 5,620,767
  Cash paid to suppliers and employees                                      (6,932,216)       (6,202,225)
  Interest paid                                                               (202,083)         (233,573)
  Taxes paid                                                                   (28,322)           (3,888)
                                                                           -----------       -----------
            Net cash provided by (used in) operating activities                660,094          (818,919)
                                                                           -----------       -----------

Cash flows used in investing activities-capital expenditures                   (33,818)          (14,016)
                                                                           -----------       -----------
            Net cash used in investing activities                              (33,818)          (14,016)
                                                                           -----------       -----------

Cash flows from financing activities:
  Proceeds from exercise of stock options and warrants                          77,200
  Net repayments under notes and acceptances
   payable                                                                    (985,464)       (2,994,373)
  Proceeds from issuance of long-term debt                                     130,022         3,868,372
  Principal payments on long-term debt                                         (20,630)          (22,060)
  Principal payments on obligations under capital leases                       (13,869)
  Loans to President                                                            (5,000)           (4,999)
                                                                           -----------       -----------
            Net cash (used in) provided by financing activities               (817,741)          846,940
                                                                           -----------       -----------

Net (decrease) increase in cash                                               (191,465)           14,005
Cash at  beginning of period                                                   536,928            17,895
                                                                           -----------       -----------
Cash at end of period                                                      $   345,463       $    31,900
                                                                           ===========       ===========
Reconciliation of net income to net cash provided by (used in)
  operating activities:

  Net income                                                               $    33,239       $    85,445
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
  Depreciation and amortization                                                 24,844            20,392
  Changes in assets and liabilities:
     Accounts receivable                                                       309,208        (2,213,114)
     Inventory                                                               1,748,893           212,691
     Prepaid expenses and other current assets                                  21,908            27,865
     Other assets                                                              (19,819)          128,937
     Accounts payable and accrued expenses                                  (1,458,179)          918,865
                                                                           -----------       -----------
            Net cash provided by (used in) operating activities            $   660,094       $  (818,919)
                                                                           ===========       ===========

Supplemental information of non-cash financing activities:

     During the quarter ended March 31, 1996, the President purchased 1,000 shares of Series B preferred stock for $50,000 which was paid for by a reduction in dividends payable to him. During the quarter ended March 31, 1997, thirty thousand shares of common stock were issued to a merger and acquisition firm. The fair value of the common stock issued ($296,250) is currently deferred on the consolidated balance sheet.

                                  See Notes to Consolidated Financial Statements

                 BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

      The accompanying unaudited consolidated financial statements of Brake Headquarters U.S.A., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. There has been no significant changes of accounting policies since December 31, 1996.

      Earnings per common and common equivalent share is based on the weighted average number of common and common equivalent shares (when dilutive) outstanding during the year computed in accordance with the treasury stock method.

Note 2

Long-term Debt

      The Company was in default under one of its credit facilities which existed at December 31, 1996. The bank waived the covenant through June 30, 1997 and amended the terms of the agreement. The Company's other credit facility is currently under review by the bank. Management anticipates this credit facility will be renewed for another year.

Note 3

Stockholders' Equity

      The Company received $77,200 from the exercise of warrants and options during the quarter ended March 31, 1997.

      The Company signed a two year agreement with Capital Advisors & Consultants, Ltd. The agreement provides for common stock to be issued as a retainer, and a fee to be paid based upon the completion of a merger, acquisition or joint venture. A total of 30,000 shares of common stock were issued in March 1997. The Company has recorded the fair market value of the common stock issued ($296,250) as a deferred asset as of March 31, 1997.

Note 4

Commitments and Contingencies

      In July 1996, the Company entered into an agreement to purchase a new computer system for approximately $475,000 which is financed over a five year period.

Note 5

Other Income

      The Company received $100,000 from the sale of certain assets previously written-off. Such amount is included in other income during the quarter ended March 31, 1997.

Item 2. Management's Discussion and Analysis Of Financial Condition And Results Of Operations

      The following should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996 and the related notes included elsewhere herein.

Material Changes in Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

      Gross sales in the three months ended March 31, 1997 decreased by $301,501, or 3.6%, to $8,144,874 compared to $8,446,375 for the three months ended March 31, 1996. This was primarily due to the loss of a major customer. The Company was able to acquire new customers which provided additional revenue to replace a portion of revenue lost. Additionally the Company acquired ABS Brakes, Inc. in August 1996, whose sales of approximately $307,000 were not included in the comparable quarter for 1996.

      Gross profit for the three months ended March 31, 1997 decreased by $194,103, or 9.2% to $1,911,095 compared to $2,105,198 for the three months ended March 31, 1996. Due to the aggressive marketing strategy adopted by the Company to replace the lost customer, the Company reduced sales prices on some accounts to increase sales volume.

      Operating expenses during the three months ended March 31, 1997 were $1,769,619 an increase of $30,710 or 1.8% from $1,738,909 for the three months ended March 31, 1996. Expenses of approximately $51,000 from ABS Brakes, Inc. were not included in the comparable quarter for 1996, therefore expenses decreased on a comparable basis by approximately 20,000 or 1.1%.

      Income from operations for the three months ended March 31, 1997 was $141,476 versus $366,289 for the same period in 1996. This represents a decrease of $224,813 or 61.4%, primarily due to decreased sales and decreased gross profit.

      Other income for the three months ended March 31, 1997 includes $100,000 which relates to the sale of certain intangible assets previously written-off by the Company.

      Interest expense during the three months ended March 31, 1997 was $202,083 a decrease of $64,761 over the interest expense of $266,844 during the corresponding period in 1996. The decrease is attributed to repayment of approximately $985,000 on existing credit lines, and reduced interest costs associated with the new line of credit.

      As a result of the foregoing, the Company recorded a net income for the three months ended March 31, 1997 of $33,239 or $.01 per share, as compared to net income of $85,445, or $.02 per share for the three months ended March 31, 1996.

Liquidity and Capital Resources

      The Company has continued to use funds generated from operations and bank borrowings to support operations, finance working capital requirements and lease and improve facilities.

      The Company has agreements with two banks to provide lines of credit, bankers' acceptances, and letters of credit facilities. These facilities currently provide for aggregate borrowing of up to $10,000,000 at March 31, 1997. The balance due under these two loan facilities amounted to approximately $8,524,000 at March 31, 1997. The lines of credit expire at various dates through February 1998, at which time they will be reviewed for renewal. Interest accrues on the outstanding principal balances at rates from 7.44%-9.0%. Both lines are secured by a pledge of substantially all of the Company's assets and both lines are partially guaranteed by the President/majority shareholder if equity is below $4,250,000. The agreements contain covenants which require the maintenance of certain amounts of net worth and certain financial ratios. The Company has maintained compliance or obtained waivers relating to its loan covenants.

      Cash provided by operations during the three months ended March 31, 1997 was $660,094 as compared with $ 818,919 used in operations during the three months ended March 31, 1996. This change was due mainly to the decrease in accounts receivable of $309,208 and the decrease in inventory of $1,748,893. This was partially offset by the corresponding decrease in accounts payable and accrued expenses of $1,458,179.

      Cash received from customers during the three months ended March 31, 1997 amounted to $7,822,715, an increase of $2,201,948, or 39.2% over the same period in 1996. The Company utilized the proceeds of sales to pay suppliers and reduce bank debt.

      During the three months ended March 31, 1997, the Company made a concerted effort to reduce inventory while ensuring sufficient product availability. As a result, inventory decreased by $1,748,893, or 16.4% to $8,887,927 from $10,636,820. Accounts receivable decreased by $309,208, or 4.3%, from January 1, 1997 to March 31, 1997. The decrease in accounts receivable was a result of additional collection efforts.

PART II - EXHIBITS AND REPORTS ON FORM 8-K

Item 6. Exhibits and Reports on Form 8-K

[a]     Financial Data Schedule

[b] No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             BRAKE HEADQUARTERS U.S.A., INC.


                                      By:
                                         ---------------------------------------
                                          Joseph Ende, Chief Executive Officer

DATE:


                                      By:
                                         ---------------------------------------
                                          Marc J. Ruskin, Chief Financial
                                             Officer