Form 10-Q
period 1997-06-30
BRAKE HEADQUARTERS U S A INC
filed 1997-08-14
CIK 854551

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [ X ] Quarterly Report Pursuant To Section 13 or 15[d] Of The
                         Securities Exchange Act Of 1934

                  For the quarterly period ended June 30, 1997

                                       or

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

                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [ X ]  NO  [   ]


              Class                              Outstanding at August  6 , 1997
Common Stock, $.001 par value                              4,362,671
Class A Common Stock Purchase Warrants

                         BRAKE HEADQUARTERS U.S.A., INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
                                  June 30, 1997
      =====================================================================

                                                                        Page No.

PART I -  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements -

         Consolidated Balance Sheets -  June 30, 1997
         (Unaudited) and December 31, 1996 ................................ 3

         Consolidated Statements of Income For The
         Three and Six Months Ended June 30, 1997
         and June 30, 1996 (Unaudited)..................................... 4

         Consolidated Statements of Cash Flows For The
         Six Months Ended June 30, 1997
         and June 30, 1996 (Unaudited)..................................... 5

         Notes to Consolidated Financial Statements (Unaudited)............6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................7-8


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................. 9

         Signatures........................................................10

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                               June 30, 1997  December 31, 1996
                                                               -------------  -----------------
                                                                (unaudited)
ASSETS

Current Assets:
     Cash                                                      $    331,496    $    536,928
     Accounts receivable, less allowance for doubtful
        accounts of $200,000 and $372,000                         6,443,759       7,252,018
     Inventory                                                    8,643,142      10,636,820
     Prepaid expenses and other current assets                      290,922         384,648
     Deferred tax asset                                             375,000         375,000
                                                               ------------    ------------
            Total Current Assets                                 16,084,319      19,185,414

Property and Equipment - Net                                      1,462,229       1,453,179
Other Assets                                                        242,929         227,189
Due From President                                                   60,874          55,874
Deferred Acquisition Costs                                          296,250            --
Deferred Tax Asset                                                  101,988         101,988
                                                               ------------    ------------
            Total Assets                                       $ 18,248,589    $ 21,023,644
                                                               ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                          $  2,294,539    $  4,639,419
     Accrued expenses and other current liabilities                 202,181         318,611
     Notes and acceptances payable                                3,335,684       4,546,556
     Current portion of long-term debt                              158,800         162,018
                                                               ------------    ------------
            Total Current Liabilities                             5,991,204       9,666,604

Long-term Debt                                                    5,907,918       5,850,645
                                                               ------------    ------------
            Total Liabilities                                    11,899,122      15,517,249
                                                               ------------    ------------


Shareholders' Equity:
     Series B preferred stock - $.001 par value; authorized,
         issued and outstanding 1,000 shares                              1               1
     Common stock - $.001 par value; authorized 6,000,000
        shares, issued and outstanding, 4,362,551 and
        4,209,384 shares                                              4,362           4,209
     Additional paid-in capital                                  15,883,808      15,130,511
     Accumulated deficit                                         (9,538,704)     (9,628,326)
                                                               ------------    ------------
            Total Shareholders' Equity                            6,349,467       5,506,395
                                                               ------------    ------------

            Total Liabilities and Shareholders' Equity         $ 18,248,589    $ 21,023,644
                                                               ============    ============


See Notes to Consolidated Financial Statements

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)




                                                            Six Months                    Three Months
                                                              ended                           ended
                                                             June 30,                        June 30,
                                                       1997           1996            1997            1996

Sales                                             $ 15,553,806    $ 18,018,775    $  7,408,932    $  9,572,400
      Less returns and allowances                     (939,410)     (1,404,364)       (325,956)       (791,870)
                                                  ------------    ------------    ------------    ------------
Net Sales                                           14,614,396      16,614,411       7,082,976       8,780,530
Cost Of Goods Sold                                  10,734,881      12,006,050       5,114,556       6,277,367
                                                  ------------    ------------    ------------    ------------
Gross Profit                                         3,879,515       4,608,361       1,968,420       2,503,163

Selling, General and Administrative Expenses         3,491,483       4,050,462       1,721,864       2,311,553
                                                  ------------    ------------    ------------    ------------

Income From Operations                                 388,032         557,899         246,556         191,610
                                                  ------------    ------------    ------------    ------------

Other Income (expense):
  Other income                                         132,427            --            32,427            --
  Interest expense                                    (414,085)       (478,108)       (212,002)       (211,264)
  Gain on foreign currency transactions                 42,996            --            28,150            --
                                                  ------------    ------------    ------------    ------------
                                                      (238,662)       (478,108)       (151,425)       (211,264)
                                                  ------------    ------------    ------------    ------------

Income (Loss) Before Provision For Income Taxes        149,370          79,791          95,131         (19,654)
Provision For Income Taxes                              59,748          25,000          38,748          11,000
                                                  ------------    ------------    ------------    ------------
Net Income (loss)                                 $     89,622    $     54,791    $     56,383    $    (30,654)
                                                  ============    ============    ============    ============


Net Income (Loss) Per Common And                  $       0.02    $       0.02    $       0.01    $      (0.01)
                                                  ============    ============    ============    ============
  Common Equivalent Share

Weighted Average Number Of Common And
  Common Equivalent Shares Outstanding               4,548,094       3,687,054       4,540,045       3,674,719
                                                  ============    ============    ============    ============


See Notes to Consolidated Financial Statements

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 Six Months Ended
                                                                     June 30,
                                                                1997          1996
                                                            -------------  -----------
Cash flows from operating activities:
  Cash received from customers                              $  15,422,655  $14,233,857
  Cash paid to suppliers and employees                        (14,394,760) (15,436,384)
  Interest paid                                                  (428,370)    (418,010)
  Taxes paid                                                      (39,582)     (57,606)
                                                            -------------  -----------
    Net cash provided by (used in) operating activities           559,943   (1,678,143)
                                                            -------------  -----------
Cash flows used in investing activities-capital expenditures      (60,758)     (48,053)
                                                            -------------  -----------
    Net cash used in investing activities                         (60,758)     (48,053)
                                                            -------------  -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                         6,052
  Proceeds from exercise of stock options and warrants            457,200            -
  Net repayments under notes and acceptances payable           (1,210,872)  (2,793,740)
  Proceeds from issuance of long-term debt                        114,546    4,671,765
  Principal payments on long-term debt                            (60,491)     (55,746)
  (Loans to) repayments from President                             (5,000)      19,726
                                                            -------------  -----------
    Net cash (used in) provided by financing activities          (704,617)   1,848,057
                                                             -------------  -----------
Net (decrease) increase in cash                                  (205,432)     121,861
Cash at beginning of period                                       538,928       17,895
                                                            -------------  -----------
Cash at end of period                                          $  331,496    $ 139,756
                                                            =============  ===========

Reconciliation of net income to net cash provided by (used in)
 operating activities:
  Net income                                                   $   89,622    $  54,791
  Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                    51,708       47,417
  Provision for doubtful accounts                                       -      236,374
  Changes in assets and liabilities:
    Accounts receivable                                           808,259   (2,360,554)
    Inventory                                                   1,993,678     (281,046)
    Prepaid expenses and other current assets                      93,726      109,804
    Other assets                                                  (15,740)      50,754
    Accounts payable and accrued expenses                      (2,461,310)     464,317
                                                            -------------  -----------
  Net cash provided by (used in) operating activities        $    559,943  $(1,678,143)
                                                            =============  ===========
Supplemental information of non-cash financing activities:
  During the six months ended June 30, 1996, the President purchased 1,000 shares of Series B preferred stock for $50,000 which was paid for by a reduction in dividends payable to him. During the six months ended June 30,
  1997, thirty thousand shares of common stock were issued to a merger and acquisition firm. The fair value of the common stock issued ($296,250) is currently deferred on the consolidated balance sheet.


See Notes to Consolidated Financial Statements

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1

Basis of Presentation

           The accompanying unaudited consolidated financial statements of Brake Headquarters U.S.A., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. There has been no significant changes of accounting policies since December 31, 1996.

           Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares (when dilutive) outstanding during the year, computed in accordance with the treasury stock method.


NOTE 2

Long-term Debt

         The Company was in default under one of its credit facilities which existed at June 30, 1997. The bank has issued a waiver for the defaults through September 30, 1997. The Company's other credit facility is currently under review by the bank. Management anticipates this credit facility will be renewed for another year.


NOTE 3

Shareholders' Equity

         The Company has received $457,200 from the exercise of warrants and options during the six months ended June 30, 1997.

           The Company signed a two year agreement with Capital Advisors & Consultants, Ltd. The agreement provides for common stock to be issued as a retainer, and a fee to be paid based upon the completion of a merger, acquisition or joint venture. A total of 30,000 shares of common stock were issued in March 1997. The Company has recorded the fair market value of the common stock issued ($296,250) as a deferred asset as of June 30, 1997.

NOTE 4 - Adoption of SFAS 128

           The Company will adopt the statement if Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") in the fourth quarter of 1997, as required. The Company will continue to apply APB Opinion No. 15, "Earnings Per Share" until the adoption of SFAS 128. The new standard specifies the computation, presentation and disclosure requirements for earnings per share. The pro forma earnings per common share computed under the provisions of SFAS 128 for the quarter ended June 30, 1997 are $ .01 basic earnings per common share and $ .01 diluted earnings per common share as compared to $ (.01) basic earnings per share and $ (.01) diluted earning per share for the quarter ended June 30, 1996. The pro forma earnings per common share computed under the provisions of SFAS 128 for the six months ended June 30, 1997 are $ .02 basic earning per common share and $ .02 diluted earnings per common share, as compared to $ .02 basic earnings per common share and $ .02 diluted earnings per common share for the six months ended June 30, 1996.


NOTE 5

Other Income

           The Company received $100,000 from the sale of certain assets previously written-off. Additionally, the Company recorded $42,996 as a gain on foreign currency transactions and a gain on sale of securities in the amount of $32,427. Such amounts are reported as other income for the period ended June 30, 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996 and the related notes included elsewhere herein.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1997 Compared to Three and Six Months Ended June 30, 1996
-------------------------------------------------------------------------------

           Gross sales for the three months ended June 30, 1997 decreased by $2,163,468 or 22.6%, to $7,408,932 compared to $9,572,400 for the three months ended June 30, 1996. Gross sales for the six months ended June 30, 1997 decreased by $2,464,969, or 13.7%, to $15,553,806 compared to $18,018,775 for the corresponding period in 1996. The loss of a major customer, Autozone Inc., created a decrease in sales of approximately $4.2 million for the six months. Due to the addition of new customers and expanded sales to current customers. The net reduction in sales was only $2.4 million.

           Gross profit in the three months ended June 30, 1997 decreased by $534,743, or 21.4% to $1,968,420 compared to $2,503,163 for the three months ended June 30, 1996. Gross profit for the six months ended June 30, 1997 was $3,879,515 versus $4,608,361 for the same period in 1996. This represents a decrease of $728,846 or 15.8%. Gross profit decreased as a result of anticipated lower sales. However, gross profit margins percentages increased from 25.4% in the first quarter to 26.5% for the six months ended June 30, 1997.

           Operating expenses during the three months ended June 30, 1997 were $1,721,864, a decrease of $589,689 or 25.5% from $2,311,553 for the three months ended June 30, 1996. Operating expenses for the first six months of 1997 were $3,491,483, a decrease of $558,979, or 13.8% from $4,050,462 for the same period in 1996. Payroll was reduced in anticipation of lower sales, in addition variable expenses of freight and commissions also decreased in proportion to the reduction in sales. Operating expenses as a percentage of net sales have decreased to 23.9% from 24.4% for the six months ended June 30, 1997.

           Income from operations for the three months ended June 30, 1997 was $246,556 versus $191,610 for the same period in 1996. This represents an increase of $54,946 or 28.7%. For the six months ended June 30, 1997, income from operations was $388,032 versus $557,899 for the six months of 1996. This was a decrease of $169,867 or 30.4%. Income from operations for the six months ended June 30, 1997 decreased due to reduced sales volume. The three months ended June 30, 1997 showed stronger results due to reductions in Selling General and Administrative expenses, and improved gross profit margins. Other income consisted of $32,427 from the purchase and sale of securities, as investments; The Company received $100,000 from the sale of certain assets previously written off, and $42,996 from the gain on foreign currency transactions.

           Interest expense during the three months ended June 30, 1997 was $212,002, an increase of $738 over the interest expense of $211,264 during the corresponding period in 1996. For the six months ended June 30, 1997, interest expense was $414,085, a decrease of $64,023 compared to $478,108 for the first six months of 1996. The decrease is attributed to a reduction in the amount of bank borrowings due to exercise of warrants, collection of accounts receivable, and reduction in inventory levels.

           As a result of the foregoing, the Company recorded a net income for the three months ended June 30, 1997 of $56,383 or $.01 per share, as compared to a net loss of $30,654, or $.01 per share for the three months ended June 30, 1996. For the six months ended June 30, 1997, the Company's net income was $89,622 or $.02 per share, as compared to $54,791 or $.02 per share for the same period in 1996.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has continued to use funds generated from operations and proceeds from the exercise of warrants and operations to support operations, finance working capital requirements and lease and improve facilities.

         The Company has agreements with two banks to provide lines of credit, bankers' acceptances, and letters of credit facilities. These facilities currently provide for aggregate borrowing of up to $10,000,000 at June 30, 1997. The balance due under these two loan facilities amounted to $8,311,004 at June 30, 1997. The lines of credit expire at various dates through February 1998, at which time they will be reviewed for renewal. Both lines are secured by a pledge of substantially all of the Company's assets and both lines are partially guaranteed by the President/majority shareholder if equity is below $4,250,000. The agreements contain covenants which require the maintenance of certain amounts of net worth and certain financial ratios. The Company has maintained compliance or obtained waivers relating to its loan covenants.

         Cash provided by operations during the six months ended June 30, 1997 was $539,943 as compared with $1,678,143 used in operations during the six months ended June 30, 1996. This change was due mainly to the decrease in accounts receivable and inventory of $2,801,937 offset by the corresponding decrease in accounts payable and accrued expenses of $2,461,310, for the period ended June 30, 1997. During the comparable period in 1996 inventory and accounts receivable grew by $2,641,600, additionally accounts payable and accrued expenses also grew by $464,317.

           Cash received from customers during the six months ended June 30, 1997 amounted to $15,422,655, an increase of $1,188,798, or 8.4 % over the same period in 1996. At the same time, cash paid to suppliers and employees during the six months ended June 30, 1997 decreased by $1,041,624 or 6.7% over the same period in 1996 to $14,394,760, as the Company utilized the proceeds of sales to reduce accounts payable.

           During the six months ended June 30, 1997, the Company made a concerted effort to reduce inventory levels while ensuring the sufficient product availability. As a result, inventory decreased by $1,993,678, or 18.7% from $10,636,820. Accounts receivable decreased by $808,259 or 11.2%, from January 1, 1997 to June 30, 1997. The decrease in accounts receivable was a result of the tightened credit policies and additional effort to collect accounts receivable in accordance with terms of sale.

PART II  - EXHIBITS AND REPORTS ON FORM 8-K


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

[a]   Financial Data Schedule

[b]   No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       BRAKE HEADQUARTERS U.S.A., INC.




                                       -----------------------------------
                                       Joseph Ende, Chief Executive Officer


DATE:


                                       ------------------------------------
                                       Marc J. Ruskin, Chief Financial Officer