Form 10-Q/A
period 1997-06-30
BRAKE HEADQUARTERS U S A INC
filed 1997-08-14
CIK 854551

This amendment is solely for the purpose of adding the FDS.

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                    FORM 10-Q


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
Class A Common Stock Purchase Warrants

                         BRAKE HEADQUARTERS U.S.A., INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
                                  June 30, 1997
      =====================================================================
PART II  - EXHIBITS AND REPORTS ON FORM 8-K


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