Form 10-Q
period 1997-09-30
BRAKE HEADQUARTERS U S A INC
filed 1997-11-18
CIK 854551

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| Quarterly Report Pursuant To Section 13 or 15[d] Of The
                         Securities Exchange Act Of 1934

                For the quarterly period ended September 30, 1997

                                       or

          |_| Transition Report Pursuant To Section 13 Or 15(D) Of The
                         Securities Exchange Act Of 1934

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

YES  |X|    NO  |_|

                Class                         Outstanding at November 13, 1997
         -----------------                    --------------------------------
    Common Stock, $.001 par value                        4,462,976
Class A Common Stock Purchase Warrants

                         BRAKE HEADQUARTERS U.S.A., INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
                               September 30, 1997
      =====================================================================
      =====================================================================

                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements -

          Consolidated Balance Sheets -  September 30, 1997
          (Unaudited) and December 31, 1996 ..............................     3

          Consolidated Statements of Income For The
          Three and Nine  Months Ended September 30, 1997
          and 1996 (Unaudited) ...........................................     4

          Consolidated Statements of Cash Flows For The
          Nine  Months Ended September 30, 1997
          and 1996 (Unaudited) ...........................................     5

          Notes to Consolidated Financial Statements (Unaudited) .........   6-7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ............................   8-9

PART II - OTHER INFORMATION ..............................................

Item 2.   Changes in Securities and Use of Proceeds ......................     7

Item 6.   Exhibits and Reports on Form 8-K ...............................    10

Signatures ...............................................................    10

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                               September 30, 1997      December 31, 1996
                                                               ------------------      -----------------
                                                                   (unaudited)
ASSETS

Current Assets:
     Cash                                                         $    205,008             $    536,928
     Accounts receivable, less allowance for doubtful
        accounts of $244,000 and $372,000                            6,880,928                7,252,018
     Inventory                                                       9,852,102               10,636,820
     Prepaid expenses and other current assets                         557,900                  384,648
     Deferred tax asset                                                375,000                  375,000
                                                                  ------------             ------------
             Total Current Assets                                   17,870,938               19,185,414


Property and Equipment - net                                         1,513,616                1,453,179
Other Assets                                                           168,686                  227,189
Due from President                                                        --                     55,874
Deferred Acquisition Costs                                             296,250                     --
Deferred Tax Asset                                                     101,988                  101,988
                                                                  ------------             ------------
             Total Assets                                         $ 19,951,478             $ 21,023,644
                                                                  ============             ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                             $  2,940,438             $  4,639,419
     Accrued expenses and other current liabilities                    159,573                  318,611
     Notes and acceptances payable                                        --                  4,546,556
     Due to President                                                  139,126                     --
     Current portion of long-term debt                                 156,200                  162,018
                                                                  ------------             ------------
             Total Current Liabilities                               3,395,337                9,666,604

Long-term Debt                                                      10,191,891                5,850,645
                                                                  ------------             ------------
             Total Liabilities                                      13,587,228               15,517,249
                                                                  ------------             ------------

Shareholders' Equity:
      Series B preferred stock - $.001 par value; authorized
          issued and outstanding 1,000 shares                                1                        1
     Common stock - $.001 par value; authorized 6,000,000
        shares, issued and outstanding 4,362,730 and
        4,209,384 shares                                                 4,362                    4,209
     Additional paid-in capital                                     15,883,908               15,130,511
     Accumulated deficit                                            (9,524,021)              (9,628,326)
                                                                  ------------             ------------
             Total Shareholders' Equity                              6,364,250                5,506,395
                                                                  ------------             ------------

             Total Liabilities and Shareholders' Equity           $ 19,951,478             $ 21,023,644
                                                                  ============             ============

See notes to Consolidated Financial Statements

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                      Nine Months                 Three Months
                                                        ended                        ended
                                                     September 30,                September 30,
                                                   1997          1996           1997          1996
                                                   ----          ----           ----          ----
Sales                                         $ 23,374,179   $ 27,377,629   $ 7,820,373   $ 9,358,854
     Less returns and allowances                (1,327,824)    (2,182,938)     (388,414)     (778,574)
                                              ------------   ------------   -----------   -----------
Net Sales                                       22,046,355     25,194,691     7,431,959     8,580,280
Cost Of Goods Sold                              16,083,282     18,506,056     5,348,401     6,500,006
                                              ------------   ------------   -----------   -----------
Gross Profit                                     5,963,073      6,688,635     2,083,558     2,080,274

Selling, General and Administrative Expenses     5,396,060      5,928,271     1,904,577     1,877,809
                                              ------------   ------------   -----------   -----------

Income From Operations                             567,013        760,364       178,981       202,465
                                              ------------   ------------   -----------   -----------

Other Income (expense):
  Other Income                                     176,865              -        44,438             -
  Interest expense                                (614,295)      (656,511)     (200,210)     (178,403)
  Gain on foreign currency transactions             44,222              0         1,237             -
                                              ------------   ------------   -----------   -----------
                                                  (393,208)      (656,511)     (154,535)     (178,403)
                                              ------------   ------------   -----------   -----------

Income Before Provision For Income Taxes           173,805        103,853        24,446        24,062
Provision For Income Taxes                          69,500         40,500         9,752        15,500
                                              ------------   ------------   -----------   -----------
Net income                                    $    104,305   $     63,353   $    14,694   $     8,562
                                              ============   ============   ===========   ===========

Net Income Per Common and
                                              ------------   ------------   -----------   -----------
  Common Equivalent Share                     $        -     $      0.02    $        -    $        -
                                              ============   ============   ===========   ===========

Weighted Average Number Of Common and
  Common Equivalent Shares Outstanding           4,304,428      3,472,546     4,362,622     3,585,246
                                              ============   ============   ===========   ===========

See notes to Consolidated Financial Statements

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                                       Nine Months Ended
                                                                          September 30,
                                                                      1997            1996
                                                                  ------------   ------------
Cash flows from operating activities:
    Cash received from customers                                  $ 22,417,445   $ 23,700,225
    Cash paid to suppliers and employees                           (22,364,970)   (25,769,978)
    Interest paid                                                     (629,295)      (656,512)
    Taxes paid                                                         (62,873)       (71,418)
                                                                  ------------   ------------
             Net cash used in operating activities                    (639,693)    (2,797,683)
                                                                  ------------   ------------

Cash flows used in investing activities-capital expenditures          (137,299)      (384,862)
                                                                  ------------   ------------

Cash flows from financing activities:
    Proceeds from exercise of stock options and warrants               457,200           --
    Proceeds from sale of stock                                           --        1,087,532
    Net repayments under notes and acceptances payable                (216,081)    (3,162,648)
    Proceeds from issuance of long-term debt                           122,377      5,377,777
    Principal payments of long-term debt                              (117,435)       (14,069)
    Advances from President                                            191,700          5,730
                                                                  ------------   ------------
             Net cash provided by financing activities                 437,761      3,294,322
                                                                  ------------   ------------

Net (decrease) increase in cash                                       (331,920)       111,777
Cash at  beginning of period                                           536,928         17,895
                                                                  ------------   ------------
Cash at end of period                                             $    205,008   $    129,672
                                                                  ============   ============

Reconciliation of net income to net cash used in operating
 activities
    Net income                                                    $    104,305   $     63,553
    Adjustments to reconcile net income to net cash used in
     operating activities:
       Depreciation and amortization                                    76,862         77,088
       Provisions for doubtful accounts                                 24,069        248,623
       Changes in assets and liabilities:
            Accounts receivable                                        347,021     (2,482,227)
            Inventory                                                  784,718     (2,687,553)
            Prepaid expenses and other current assets                 (173,152)      (147,312)
            Other assets                                                58,503         51,235
            Accounts payable and accrued expenses                   (1,862,019)     2,078,910
                                                                  ------------   ------------

             Net cash used in operating activities                $   (639,693)  $ (2,797,683)
                                                                  ============   ============

See notes to Consolidated Financial Statements

Supplemental information of non-cash financing activities:
      During the nine months ended September 30, 1996, the President purchased 1,000 shares of Series B perferred stock for $50,000 which was paid for by a reduction in dividends payable to him. During the nine months ended September 30, 1997, thirty thousand shares of common stock were issued to a merger and acquisition firm. The fair value of the common stock issued ($296,250) is currently deferred on the consolidated balance sheet.

See notes to Consolidated Financial Statements

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

            The accompanying unaudited consolidated financial statements of Brake Headquarters U.S.A., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. There has been no significant changes of accounting policies since December 31, 1996.

            Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares (when dilutive) outstanding during the period, computed in accordance with the treasury stock method.

Note 2

Long-term Debt

            The Company refinanced its bank credit facility of $10,000,000 with an expanded long-term credit facility of $12,000,000 in November 1997. This new three year credit facility will expire in November 2000. Substantially all assets are pledged as security. Interest is payable monthly at the prime rate, (8.50%).

            The accompanying September 30, 1997 Consolidated Balance Sheet reflects the terms of the new credit facility.

Note 3

Shareholders' Equity

            The Company has received $457,200 from the exercise of warrants and options during the nine months ended September 30, 1997. In October 1997, the Company received an additional $380,000 from the exercise of an additional 100,000 warrants.

            The Company signed a two year agreement with Capital Advisors & Consultants, Ltd. The agreement provides for common stock to be issued as a retainer, and a fee to be paid based upon the completion of a merger, acquisition or joint venture. A total of 30,000 shares of common stock were issued in March 1997. The Company has recorded the fair market value of the common stock issued ($296,250) as a deferred asset as of September 30, 1997.

Note 4 - Adoption of SFAS 128

            The Company will adopt the statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") in the fourth quarter of 1997, as required. The Company will continue to apply APB Opinion No. 15,

"Earnings Per Share" until the adoption of SFAS 128. The new standard specifies the computation, presentation and disclosure requirements for earnings per share. The pro forma earnings per common share computed under the provisions of SFAS 128 for the quarter ended September 30, 1997 are $ .00 basic earnings per common share and $ .00 diluted earnings per common share as compared to $ (.00) basic earnings per share and $ (.00) diluted earning per share for the quarter ended September 30, 1996. The pro forma earnings per common share computed under the provisions of SFAS 128 for the nine months ended September 30, 1997 are $
 .02 basic earning per common share and $ .02 diluted earnings per common share, as compared to $ .02 basic earnings per common share and $ .01 diluted earnings per common share for the nine months ended September 30, 1996.

Note 5

Other Income

            The Company received $100,000 from the sale of certain assets previously written-off. Additionally, the Company recorded $44,222 as a gain on foreign currency transactions and a gain on sale of securities in the amount of $76,865. Such amounts are reported as other income for the period ended September 30, 1997.

Recently Issued Financial Accounting Standards

            In June of 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company is presently designing such statement and accordingly, will include such statement beginning with the first quarter of 1998.

            In addition, in June of 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 requires disclosures of certain information about operating segments and about products and services, the geographic areas in which a company operates, and their major customers. The Company is presently in the process of evaluting the effect this new standard will have on disclosures in the Company's financial statements and the required information will be reflected in the year ended December 31, 1998 financial statements.

Note 6

Subsequent Events

            The Company entered into a letter of intent to purchase the net assets of a distributor of automotive parts products. The purchase price may be adjusted as additional information is obtained. The consummation of this transaction is subject to various conditions, including the negotiation and execution of a definitive agreement. The Company intends to finance the purchase with bank financing.

Item 2. Management's Discussion and Analysis Of Financial Condition And Results Of Operations

            The following should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996 and the related notes included elsewhere herein.

Material Changes in Results of Operations

Three and Nine Months Ended September 30, 1997 Compared to Three and Nine Months Ended September 30, 1996

            Gross sales for the three months ended September 30, 1997 decreased by $1,538,481 or 16.4%, to $7,820,373 compared to $9,358,854 for the three months ended September 30, 1996. Gross sales for the nine months ended September 30, 1997 decreased by $4,003,450, or 14.6%, to $23,374,179 compared to
$27,377,629 for the corresponding period in 1996. The loss of a major customer, Autozone Inc., resulted in a decrease in sales of approximately $6.0 million for the nine months ended September 30, 1997. Due to the addition of new customers and expanded sales to current customers, the net reduction in sales was only approximately $4.0 million.

            Gross profit in the three months ended September 30, 1997 was $2,083,558 compared to $2,080,274 for the three months ended September 30, 1996. Gross profit for the nine months ended September 30, 1997 was $5,963,073 versus $6,688,635 for the same period in 1996. This represents a decrease of $725,562 or 10.8%. Gross profit decreased as a result of lower sales. However, gross profit margins percentages for the nine months ended September 30, 1997 increased from 26.5% to 27.0% for the same period in 1996.

            Operating expenses during the three months ended September 30, 1997 were $1,904,577, an increase of $26,768 or 1.4% from $1,877,809 for the three months ended September 30, 1996. Operating expenses for the first nine months of 1997 were $5,396,060, a decrease of $532,211, or 9% from $5,928,271 for the same period in 1996. Payroll was reduced in anticipation of lower sales. In addition variable expenses of freight and commissions also decreased in proportion to the reduction in sales.

            Income from operations for the three months ended September 30, 1997 was $178,981 versus $202,465 for the same period in 1996. This represents a decrease of $23,484 or 11.6%. For the nine months ended September 30, 1997, income from operations was $567,013 versus $760,364 for the nine months of 1996. This was a decrease of $193,351 or 25.4%. Income from operations for the nine months and three months ended September 30, 1997 decreased due to reduced sales volume.

            Other income consisted of $76,865 from the sale of securities held as investments. In addition, the Company received $100,000 from the sale of certain assets previously written-off, and $44,222 from the gain on foreign currency transactions.

            Interest expense during the three months ended September 30, 1997 was $200,210, an increase of $21,807 over the interest expense of $178,403 during the corresponding period in 1996. For the nine months ended September 30, 1997, interest expense was $614,295, a decrease of $42,216 compared to $656,511 for the first nine months of 1996. The decrease is attributed to a reduction in the amount of bank borrowings due to exercise of warrants, collection of accounts receivable, and reduction in inventory levels.

            As a result of the foregoing, the Company recorded a net income for the three months ended September 30, 1997 of $21,994 or $.01 per share, as compared to a net income of $8,562, or $.01 per share for the three months ended September 30, 1996. For the nine months ended September 30, 1997, the Company's net income was $111,616 or $.02 per share, as compared to $63,353 or $.02 per share for the same period in 1996.

Liquidity and Capital Resources

            The Company has continued to use funds generated from operations and proceeds from the exercise of warrants, to finance working capital requirements.

            In November 1997 the Company signed a new agreement with a bank to provide a line of credit, bankers' acceptances, and letters of credit facilities. The facility provides for aggregate borrowing of up to $12,000,000. The new credit facility expires in November 2000.

            Cash used in operations during the nine months ended September 30, 1997 was $632,382 as compared with $2,797,683 used in operations during the nine months ended September 30, 1996. This change was due mainly to the decrease in accounts receivable and inventory of $1,155,808 offset by the corresponding decrease in accounts payable and accrued expenses of $1,862,019, for the period ended September 30, 1997. During the comparable period in 1996, inventory and accounts receivable grew by $5,169,780, additionally accounts payable and accrued expense also grew by $2,078,910.

            Cash received from customers during the nine months ended September 30, 1997 amounted to $22,417,445, a decrease of $1,282,780, or 5.4 % over the same period in 1996. At the same time, cash paid to suppliers and employees during the nine months ended September 30, 1997 decreased by $3,412,319, or 13.2% over the same period in 1996 to $22,357,659, as the Company utilized the proceeds of sales to reduce accounts payable.

            During the nine months ended September 30, 1997, the Company made a concerted effort to reduce inventory levels while ensuring the sufficient product availability. As a result, inventory decreased by $784,718, or 7.4% from $10,636,820. Accounts receivable decreased by $371,090 or 5.1%, from January 1, 1997 to September 30, 1997. The decrease in accounts receivable was a result of the reduction in sales volume.

PART II - EXHIBITS AND REPORTS ON FORM 8-K

Item 2. Changes in Securities and Use of Proceeds

Changes in Securities and Use of Proceeds

            On November 7, 1997, the Company issued 5% Convertible Subordinated Debentures (the "Debentures") totaling $1,000,000. The Debentures are due and payable on November 7, 1998 (the "Maturity Date"). Interest is payable semi-annually and may be paid by the Company, at its option, in cash or stock. The Debentures are convertible into Common Stock, subject to redemption, at the earlier of March 7, 1998 or the effective date of a Registration Statement covering the shares of Common Stock underlying the Debentures. They are convertible in $50,000 increments at a conversion price equal to the lessor of
(a) $8.56 per share, or (b) 82.5% of the average closing bid price or the Floor Price (50% of the average closing bid price) immediately preceding conversion, whichever is higher. The Debentures are subject to redemption by the Company at any time, in whole or in part, at 120% of the principal amount of the Debenture plus accrued interest, provided the Company has not then received a notice of conversion from the holder. If the Company's Common Stock trades below the Floor Price of $3.29 per share for ten consecutive trading days, the Debenture holder can force the Company to redeem the Debentures at 100% of the principal amount plus accrued paid interest. The Conversion Price is subject to adjustment, if the closing bid for 20 consecutive days is $4.94 or less, the Conversion Price shall be adjusted to $4.94 per share.

            The Debenture holders also received Warrants to purchase an aggregate of 10,000 shares of Common Stock during the five-year period from the date of issuance, at a price of $9.88 per share. The Debentures and Warrants were issued in a Regulation D private placement and shall be registered with the Securities and Exchange Commission no later than March 7, 1998.

            Between November 6, 1997 and November 11, 1997, the Company issued an aggregate of $600,000, 8% convertible subordinated promissory notes (the "Notes"). The proceeds of the Notes are earmarked for a pending acquisition and $400,000 is being held in escrow for such purpose. The Notes are convertible, in whole or in part, into Shares of Common Stock at 70% of the Company's closing sale price for the five business days preceding the date of conversion but in no event at more than $3.00 per share. The underlying common stock will be registered in the same registration statement described above for the Debentures.

Item 6. Exhibits and Reports on Form 8-K

[a]   Financial Data Schedule

[b] No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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