Form 10-Q/A
period 1997-09-30
BRAKE HEADQUARTERS U S A INC
filed 1997-11-25
CIK 854551

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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
                                                                  ============             ============

See notes to Consolidated Financial Statements

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                      Nine Months                 Three Months
                                                        ended                        ended
                                                     September 30,                September 30,
                                                   1997          1996           1997          1996
                                                   ----          ----           ----          ----
Sales                                         $ 23,374,179   $ 27,377,629   $ 7,820,373   $ 9,358,854
     Less returns and allowances                (1,327,824)    (2,182,938)     (388,414)     (778,574)
                                              ------------   ------------   -----------   -----------
Net Sales                                       22,046,355     25,194,691     7,431,959     8,580,280
Cost Of Goods Sold                              16,083,282     18,506,056     5,348,401     6,500,006
                                              ------------   ------------   -----------   -----------
Gross Profit                                     5,963,073      6,688,635     2,083,558     2,080,274

Selling, General and Administrative Expenses     5,396,060      5,928,271     1,904,577     1,877,809
                                              ------------   ------------   -----------   -----------

Income From Operations                             567,013        760,364       178,981       202,465
                                              ------------   ------------   -----------   -----------

Other Income (expense):
  Other Income                                     176,865              -        44,438             -
  Interest expense                                (614,295)      (656,511)     (200,210)     (178,403)
  Gain on foreign currency transactions             44,222             -          1,237             -
                                              ------------   ------------   -----------   -----------
                                                  (393,208)      (656,511)     (154,535)     (178,403)
                                              ------------   ------------   -----------   -----------

Income Before Provision For Income Taxes           173,805        103,853        24,446        24,062
Provision For Income Taxes                          69,500         40,500         9,752        15,500
                                              ------------   ------------   -----------   -----------
Net income                                    $    104,305   $     63,353   $    14,694   $     8,562
                                              ============   ============   ===========   ===========

Net Income Per Common and
                                              ------------   ------------   -----------   -----------
  Common Equivalent Share                     $       .02    $      0.02    $        -    $        -
                                              ============   ============   ===========   ===========

Weighted Average Number Of Common and
  Common Equivalent Shares Outstanding           4,304,428      3,472,546     4,362,622     3,585,246
                                              ============   ============   ===========   ===========

See notes to Consolidated Financial Statements

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                                       Nine Months Ended
                                                                          September 30,
                                                                      1997            1996
                                                                  ------------   ------------
Cash flows from operating activities:
    Cash received from customers                                  $ 22,417,445   $ 23,700,225
    Cash paid to suppliers and employees                           (22,361,070)   (25,769,978)
    Interest paid                                                     (629,295)      (656,512)
    Taxes paid                                                         (62,873)       (71,418)
                                                                  ------------   ------------
             Net cash used in operating activities                    (635,793)    (2,797,683)
                                                                  ------------   ------------

Cash flows used in investing activities-capital expenditures          (137,299)      (384,862)
                                                                  ------------   ------------

Cash flows from financing activities:
    Proceeds from exercise of stock options and warrants               457,300           --
    Proceeds from sale of stock                                           --        1,087,532
    Net repayments under notes and acceptances payable                (216,081)    (3,162,648)
    Proceeds from issuance of long-term debt                           122,377      5,377,777
    Principal payments of long-term debt                              (117,424)       (14,069)
    Advances from President                                            195,000          5,730
                                                                  ------------   ------------
             Net cash provided by financing activities                 441,072      3,294,322
                                                                  ------------   ------------

Net (decrease) increase in cash                                       (331,920)       111,777
Cash at  beginning of period                                           536,928         17,895
                                                                  ------------   ------------
Cash at end of period                                             $    205,008   $    129,672
                                                                  ============   ============

Reconciliation of net income to net cash used in operating
 activities
    Net income                                                    $    104,305   $     63,553
    Adjustments to reconcile net income to net cash used in
     operating activities:
       Depreciation and amortization                                    76,862         77,088
       Provisions for doubtful accounts                                 24,069        248,623
       Changes in assets and liabilities:
            Accounts receivable                                        347,021     (2,482,227)
            Inventory                                                  784,718     (2,687,553)
            Prepaid expenses and other current assets                 (173,252)      (147,312)
            Other assets                                                58,503         51,235
            Accounts payable and accrued expenses                   (1,858,019)     2,078,910
                                                                  ------------   ------------

             Net cash used in operating activities                $   (635,793)  $ (2,797,683)
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

Note 3

Shareholders' Equity

            The Company has received $457,300 from the exercise of warrants and options during the nine months ended September 30, 1997. In October 1997, the Company received an additional $380,000 from the exercise of an additional 100,000 warrants.

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

PART II - EXHIBITS AND REPORTS ON FORM 8-K

Item 2. Changes in Securities and Use of Proceeds

Changes in Securities and Use of Proceeds

            On November 7, 1997, the Company issued 5% Convertible Subordinated Debentures (the "Debentures") totaling $1,000,000. The Debentures are due and payable on November 7, 1998 (the "Maturity Date"). Interest is payable semi-annually and may be paid by the Company, at its option, in cash or stock. The Debentures are convertible into Common Stock, subject to redemption, at the earlier of March 7, 1998 or the effective date of a Registration Statement covering the shares of Common Stock underlying the Debentures. They are convertible in $50,000 increments at a conversion price equal to the lessor of
(a) $8.56 per share, or (b) 82.5% of the average closing bid price or the Floor Price (50% of the average closing bid price) immediately preceding conversion, whichever is higher. The Debentures are subject to redemption by the Company at any time, in whole or in part, at 120% of the principal amount of the Debenture plus accrued interest, provided the Company has not then received a notice of conversion from the holder. If the Company's Common Stock trades below the Floor Price of $3.29 per share for ten consecutive trading days, the Debenture holder can force the Company to redeem the Debentures at 100% of the principal amount plus accrued, but unpaid interest. The Conversion Price is subject to adjustment, if the closing bid for 20 consecutive days is $4.94 or less, the Conversion Price shall be adjusted to $4.94 per share.

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

                               BRAKE HEADQUARTERS U.S.A., INC.


                               /s/ Joe Ende
                               -----------------------------------
                               Joseph Ende, Chief Executive Officer

DATE:


                               /s/ Marc J. Ruskin
                               ------------------------------------
                               Marc J. Ruskin, Chief Financial Officer

Nov. 24, 1997