Form 10-Q/A
period 1997-09-30
BRAKE HEADQUARTERS U S A INC
filed 1998-02-05
CIK 854551

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 2


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

                                   FORM 10-Q/A

                                QUARTERLY REPORT
                               September 30, 1997
      =====================================================================
      =====================================================================

                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements -

          Consolidated Balance Sheets -  September 30, 1997
          (Unaudited) and December 31, 1996 ..............................     3

          Consolidated Statements of Income For The
          Three and Nine  Months Ended September 30, 1997
          and 1996 (Unaudited) ...........................................     4

          Consolidated Statements of Cash Flows For The
          Nine  Months Ended September 30, 1997
          and 1996 (Unaudited) ...........................................     5

          Notes to Consolidated Financial Statements (Unaudited) .........   6-7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ............................   8-9

PART II - OTHER INFORMATION ..............................................    10

Item 2.   Changes in Securities and Use of Proceeds ......................    10

Item 6.   Exhibits and Reports on Form 8-K ...............................    10

Signatures ...............................................................    10

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                               September 30, 1997      December 31, 1996
                                                               ------------------      -----------------
                                                                   (unaudited)
ASSETS

Current Assets:
     Cash                                                         $    205,008             $    536,928
     Accounts receivable, less allowance for doubtful
        accounts of $244,000 and $372,000                            6,880,928                7,252,018
     Inventory                                                       9,852,102               10,636,820
     Prepaid expenses and other current assets                         557,900                  384,648
     Deferred tax asset                                                375,000                  375,000
                                                                  ------------             ------------
             Total Current Assets                                   17,870,938               19,185,414


Property and Equipment - net                                         1,513,616                1,453,179
Other Assets                                                           168,686                  227,189
Due from President                                                        --                     55,874
Deferred Acquisition Costs                                             296,250                     --
Deferred Tax Asset                                                     101,988                  101,988
                                                                  ------------             ------------
             Total Assets                                         $ 19,951,478             $ 21,023,644
                                                                  ============             ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                             $  2,940,438             $  4,639,419
     Accrued expenses and other current liabilities                    159,573                  318,611
     Notes and acceptances payable                                        --                  4,546,556
     Due to President                                                  139,126                     --
     Current portion of long-term debt                                 156,200                  162,018
                                                                  ------------             ------------
             Total Current Liabilities                               3,395,337                9,666,604

Long-term Debt                                                      10,191,891                5,850,645
                                                                  ------------             ------------
             Total Liabilities                                      13,587,228               15,517,249
                                                                  ------------             ------------

Shareholders' Equity:
      Series B preferred stock - $.001 par value; authorized
          issued and outstanding 1,000 shares                                1                        1
     Common stock - $.001 par value; authorized 6,000,000
        shares, issued and outstanding 4,362,730 and
        4,209,384 shares                                                 4,362                    4,209
     Additional paid-in capital                                     15,883,908               15,130,511
     Accumulated deficit                                            (9,524,021)              (9,628,326)
                                                                  ------------             ------------
             Total Shareholders' Equity                              6,364,250                5,506,395
                                                                  ------------             ------------

             Total Liabilities and Shareholders' Equity           $ 19,951,478             $ 21,023,644
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
                                              ============   ============   ===========   ===========

See notes to Consolidated Financial Statements

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                       Nine Months Ended
                                                                          September 30,
                                                                      1997            1996
                                                                  ------------   ------------
Cash flows from operating activities:
    Cash received from customers                                  $ 22,417,445   $ 23,700,225
    Cash paid to suppliers and employees                           (22,361,070)   (25,769,978)
    Interest paid                                                     (629,295)      (656,512)
    Taxes paid                                                         (62,873)       (71,418)
                                                                  ------------   ------------
             Net cash used in operating activities                    (635,793)    (2,797,683)
                                                                  ------------   ------------
Cash flows used in investing activities-capital expenditures          (137,299)      (384,862)
                                                                  ------------   ------------
Cash flows from financing activities:
    Proceeds from exercise of stock options and warrants               457,300           --
    Proceeds from sale of stock                                           --        1,087,532
    Net repayments under notes and acceptances payable                (216,081)    (3,162,648)
    Proceeds from issuance of long-term debt                           122,377      5,377,777
    Principal payments of long-term debt                              (117,424)       (14,069)
    Advances from President                                            195,000          5,730
                                                                  ------------   ------------
             Net cash provided by financing activities                 441,172      3,294,322
                                                                  ------------   ------------

Net (decrease) increase in cash                                       (331,920)       111,777
Cash at  beginning of period                                           536,928         17,895
                                                                  ------------   ------------
Cash at end of period                                             $    205,008   $    129,672
                                                                  ============   ============
Reconciliation of net income to net cash used in operating
 activities
    Net income                                                    $    104,305   $     63,553
    Adjustments to reconcile net income to net cash used in
     operating activities:
       Depreciation and amortization                                    76,862         77,088
       Provisions for doubtful accounts                                 24,069        248,623
       Changes in assets and liabilities:
            Accounts receivable                                        347,021     (2,482,227)
            Inventory                                                  784,718     (2,687,553)
            Prepaid expenses and other current assets                 (173,252)      (147,312)
            Other assets                                                58,503         51,235
            Accounts payable and accrued expenses                   (1,858,019)     2,078,910
                                                                  ------------   ------------
             Net cash used in operating activities                $   (635,793)  $ (2,797,683)
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

Note 4 - Adoption of SFAS 128

            The Company will adopt the statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") in the fourth quarter of 1997, as required. The Company will continue to apply APB Opinion No. 15,

"Earnings Per Share" until the adoption of SFAS 128. The new standard specifies the computation, presentation and disclosure requirements for earnings per share. The pro forma earnings per common share computed under the provisions of SFAS 128 for the quarter ended September 30, 1997 are $ .00 basic earnings per common share and $ .00 diluted earnings per common share as compared to $ (.00) basic earnings per share and $ (.00) diluted earning per share for the quarter ended September 30, 1996. The pro forma earnings per common share computed under the provisions of SFAS 128 for the nine months ended September 30, 1997 are $.02 basic earning per common share and $ .02 diluted earnings per common share, as compared to $ .02 basic earnings per common share and $ .01 diluted earnings per common share for the nine months ended September 30, 1996.

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

            On November 7, 1997, the Company issued $1,000,000 aggregate principal amount of 5% Convertible Subordinated Debentures (the "Debentures") maturing on November 7, 1998 (the "Maturity Date"). The Company received net proceeds of $917,000 after the payment of commissions and offering expenses. Interest is payable semi-annually and may be paid by the Company, at its option, in cash or shares of Common Stock. The Debentures are convertible into Common Stock, subject to redemption, at the earlier of March 7, 1998 or the effective date of a registration statement covering the shares of Common Stock underlying the Debentures. The Debentures are convertible in $50,000 increments at a conversion price equal to the lesser of (a) $8.56 per share, or (b) the higher of 82.5% of the average closing bid price per share for the five trading days immediately preceding conversion and the Floor Price of $3.29 per share. The Debentures are subject to redemption by the Company at any time, in whole or in part, at 120% of the principal amount of the Debentures plus accrued interest, provided the Company has not then received a notice of conversion from the holder. If the Company's Common Stock trades below the Floor Price of $3.29 per share for ten consecutive trading days, the Debenture holder can force the Company to redeem the Debentures at 100% of the principal amount plus accrued, but unpaid interest. The conversion price is subject to adjustment from time to time based on the closing bid per share of Common Stock for 20 consecutive trading days. These Securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act") and Rule 506 of Regulation D promulgated under the Securities Act.

            The Debentureholders also received warrants to purchase an aggregate of 10,000 shares of Common Stock during the five-year period from the date of issuance, at a price of $9.88 per share. The Debentures and warrants were issued in a Regulation D private placement and are required to be registered with the Securities and Exchange Commission no later than March 7, 1998.

            Between November 6, 1997 and November 11, 1997, the Company issued $600,000 aggregate principal amount of 8% subordinated promissory notes (the "Notes") to six private investors. The Company received the entire $600,000 including $400,000 which was escrowed for the then pending acquisition of WAWD, Inc. The Notes, as amended in January 1998, are convertible, in whole or in part, into shares of Common Stock at a conversion price of $3.00 per share. The underlying common stock will be registered in the same registration statement described above for the Debentures. The Notes were exempt from registration pursuant to Section 4(2) of the Securities Act.

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


            Gross profit in the three months ended September 30, 1997 was $2,083,558 compared to $2,080,274 for the three months ended September 30, 1996. Gross profit for the nine months ended September 30, 1997 was $5,963,073 versus $6,688,635 for the same period in 1996. This represents a decrease of $725,562 or 10.8%. Gross profit decreased as a result of lower sales. However, gross profit margin percentage for the nine months ended September 30, 1997 increased from 26.5% to 27.0% as compared to the same period in 1996.

            Operating expenses during the three months ended September 30, 1997 were $1,904,577, an increase of $26,768 or 1.4% from $1,877,809 for the three months ended September 30, 1996. Operating expenses for the first nine months of 1997 were $5,396,060, a decrease of $532,211, or 9% from $5,928,271 for the same period in 1996. Payroll was reduced in anticipation of lower sales. In addition, variable expenses of freight and commissions also decreased in proportion to the reduction in sales.

            Income from operations for the three months ended September 30, 1997 was $178,981 versus $202,465 for the same period in 1996. This represents a decrease of $23,484 or 11.6%. For the nine months ended September 30, 1997, income from operations was $567,013 versus $760,364 for the first nine months of 1996. This was a decrease of $193,351 or 25.4%. Income from operations for the nine months and three months ended September 30, 1997 decreased due to reduced sales volume.

            Other income for the nine month period consisted of $76,865 from the sale of securities held as investments and $100,000 from the sale of certain assets previously written-off. The Company also realized a gain of $44,222 on foreign currency transactions.

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

PART II - EXHIBITS AND REPORTS ON FORM 8-K

Item 2. Changes in Securities and Use of Proceeds

Changes in Securities and Use of Proceeds


            On November 7, 1997, the Company issued $1,000,000 aggregate principal amount of 5% Convertible Subordinated Debentures (the "Debentures") maturing on November 7, 1998 (the "Maturity Date"). The Company received net proceeds of $917,000 after the payment of commissions and offering expenses. Interest is payable semi-annually and may be paid by the Company, at its option, in cash or shares of Common Stock. The Debentures are convertible into Common Stock, subject to redemption, at the earlier of March 7, 1998 or the effective date of a registration statement covering the shares of Common Stock underlying the Debentures. The Debentures are convertible in $50,000 increments at a conversion price equal to the lesser of (a) $8.56 per share, or (b) the higher of 82.5% of the average closing bid price per share for the five trading days immediately preceding conversion and the Floor Price of $3.29 per share. The Debentures are subject to redemption by the Company at any time, in whole or in part, at 120% of the principal amount of the Debentures plus accrued interest, provided the Company has not then received a notice of conversion from the holder. If the Company's Common Stock trades below the Floor Price of $3.29 per share for ten consecutive trading days, the Debenture holder can force the Company to redeem the Debentures at 100% of the principal amount plus accrued, but unpaid interest. The conversion price is subject to adjustment from time to time based on the closing bid per share of Common Stock for 20 consecutive trading days. These Securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act") and Rule 506 of Regulation D promulgated under the Securities Act.


            The Debentureholders also received warrants to purchase an aggregate of 10,000 shares of Common Stock during the five-year period from the date of issuance, at a price of $9.88 per share. The Debentures and warrants were issued in a Regulation D private placement and are required to be registered with the Securities and Exchange Commission no later than March 7, 1998.

            Between November 6, 1997 and November 11, 1997, the Company issued $600,000 aggregate principal amount of 8% subordinated promissory notes (the "Notes") to six private investors. The Company received the entire $600,000 including $400,000 which was escrowed for the then pending acquisition of WAWD, Inc. The Notes, as amended in January 1998, are convertible, in whole or in part, into shares of Common Stock at a conversion price of $3.00 per share. The underlying common stock will be registered in the same registration statement described above for the Debentures. The Notes were exempt from registration pursuant to Section 4(2) of the Securities Act.

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


February 5, 1998