Form 10-K
period 1997-12-31
BRAKE HEADQUARTERS U S A INC
filed 1998-04-15
CIK 854551

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934 (Fee required)

                 For the Fiscal year ended December 31, 1997 or

              [ ]Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 (No fee required)

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

                33-16 Woodside Avenue, Long Island City, NY 11101
               (Address of Principal Executive Offices)(Zip Code)

                                 (718) 779-4800
              (Registrant's Telephone Number, Including Area Code)

           Securities registered Pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange on Which
 Title of Each Class                               Each Class is Registered
--------------------                               ------------------------

                                      None

           Securities registered Pursuant to Section 12(g) of the Act:
                          Common Stock $.001 par value
                     Class A Common Stock Purchase Warrants


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for past 90 days.  X  Yes     No
                                                              -----   -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the 2,437,689 shares of voting stock held by non-affiliates computed by reference to the closing price of $3.63 per share, at which the stock was sold on April 6, 1998, was $8,848,811.

         As of April 6, 1998, the Issuer had 4,563,321 shares of Common Stock, $.001 par value, outstanding.

                                     PART I

Item 1.  Description of Business.

Business Development

         Unified Capital, Inc. ("Unified") was incorporated in the State of Delaware on July 13, 1988 as a blind pool which did not conduct business operations until July 1992 when it acquired, in a reverse acquisition (the "Reverse Merger"), all of the outstanding capital stock of Sanyo Automotive Parts, Ltd. ("Sanyo Automotive"). In connection with the Reverse Merger, Unified changed its name to Sanyo Industries, Inc. On August 8, 1995, Sanyo Industries, Inc. changed its name to Brake Headquarters U.S.A., Inc. (the "Company"). The Company is a publicly-owned holding company, substantially all of its current business operations are conducted through two of its wholly-owned subsidiaries, Sanyo Automotive and WAWD, Inc. ("WAWD"). Sanyo Automotive is a New York corporation formed in 1976, which is currently doing business under the name Brake Headquarters. WAWD, a California corporation acquired by way of a merger on November 17, 1997, is an importer and distributor of high-line European and Asian automotive aftermarket parts. Other operating subsidiaries include Quality First Brakes, Inc., a wholly-owned Delaware subsidiary of the Company ("Quality First"), formed in August 1995, which owns Fifteen Inc., Thirty Three Inc. and Thirty Nine Inc., and are wholesale warehouses for "undercar" parts and ABS Brakes, Inc. ("ABS"), an assember of domestic brake pads which is a wholly-owned New York subsidiary acquired in August 1996. All references to business history herein relate to Sanyo Automotive whose operations pre-date the Company's formation in 1988.

Business of Issuer

         Sanyo Automotive is a specialized distributor in the automotive aftermarket of a complete line of brake system products including brake drums and rotors, brake master cylinders, wheel cylinders, brake pads, brake shoes and brake hoses for virtually all makes and models of domestic and foreign passenger cars and light trucks from model year 1976 to the present. The Company also sells a variety of other "undercar" parts including ride control products, steering/suspension parts, drive shafts, shock absorbers and clutches. The brake line products are sold primarily under the registered trademark "Brake Headquarters, U.S.A.," "Brake Headquarters", as well as under the name "Sanyo Automotive" and other private labels.

         WAWD is a direct importer of automotive parts. WAWD's primary customers and channel of distributions of the products sold are to jobbers and the high line European and Asian installer markets. Products are normally sold in the manufacturers' packaging and very few parts are sold under the WAWD name. WAWD maintains coverage for over 30,000 stock keeping units ("SKU's") . The products carried cover such product lines as filters, clutches, brakes, water pumps, ignition, wire sets, hoses, belts, exhaust, air conditioning, radiators, pistons, gaskets, shock absorbers, cables, headlights, brakes, hydraulics, electrical and rotating electrical parts, and steering and suspension parts. The product lines covered by WAWD are primarily replacement parts for the import car market.

         ABS operates a plant for the assembly of domestic brake pads. Quality First operates three wholesale warehouses. The stores operate in three locations around New York City and Long Island, New York. Sales are primarily made to installers within the area, and sell a similar product line to those of Sanyo Automotive.

Industry Overview

         The replacement parts market depends, in part, upon the age and number of cars and light trucks on the road and the number of miles driven per year. The Company expects that this market will continue to grow because of, among other things, projected increases in the size of the United States' automotive population, the higher cost of new cars which has resulted in an aging of the automobile population, and the higher cost of replacement parts as a result of technological changes in more recent vehicle models. Many of these technological changes have increased the demand on brake systems by causing more wear and tear. In addition, changing government standards for automobiles, including pollution level standards and increased performance demanded by consumers, caused original equipment manufacturers ("OEMs") to make cars lighter, which, in turn caused OEMs to shift from two-wheel disc brakes and drum brakes to four-wheel disc brakes which weigh less than drum brakes. The Company believes that each of such factors has contributed to a significant increase in the market for brake repairs during the past decade. The standard to bring a vehicle to a complete stop from 60 MPH has been reduced in the last few years from 150 feet to 75 feet. In order to meet this standard a change in the friction material of brakes was necessary and a shift was made from inexpensive long lasting asbestos brake pads (which raised environmental concerns) to more expensive, shorter life metallic brake pads which are more punishing to the brake system. Proper replacement of ignition parts, shocks, filters, and electrical parts result in better performance, as well as extending the life of the automobile.

         Management believes based on its experience that the aftermarket industry performs well under most economic conditions. In an economic recession, for example, vehicle owners tend to retain and repair their cars rather than purchase costly new vehicles. Since brakes are a safety-related item, drivers will not normally neglect brake repairs as they might do with other repairs and maintenance less directly related to safety.

Business Strategy

         The Company's objective is to become one of the leading parts distributors for both imported and domestic replacement parts in the United States. The Company's business strategy is to continue the growth by acquiring additional complementary businesses. The acquisition of WAWD in November 1997, expanded the Company's warehouse locations throughout the United States, and added new product lines for the Company to market to its existing customer base. The Company is actively seeking strategic relationships with other companies and merger/acquisition candidates that will enhance the ability of the Company to bring its product to the market. This may be accomplished through acquisitions of manufacturing, retail and other wholesale operations. In its base distribution business, the Company will seek to continue to grow by, among other things, adding new brake and other undercar part product lines. Management believes that the Company's continued growth will depend upon, among other things, its ability to respond to market and other changes in the distribution process for automotive parts and to maintain state-of-the-art integrated computerized systems to meet its customers demands.

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

Marketing and Sales

         Sanyo Automotive sells products primarily under the name "Brake Headquarters" and certain private manufacturers' labels. Sanyo Automotive distributes its products through salaried and independent sales agents or manufacturers' representatives. Products are sold primarily to warehouse distributors, retail discount chains, foreign and domestic automotive parts wholesalers, mass merchandisers and undercar installation chains. A network of approximately 200 sales representatives covers substantially all of the United States and Canada as well as Mexico, Puerto Rico and Venezuela.

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

         The Company has increased net sales by approximately 70% since 1993, although growth has slowed in later years. With the acquisition of WAWD, pro forma combined annualized sales for 1997 would be approximately $68 million.

         WAWD sells products primarily through the use of telemarketers with the assistance of outside sales personnel. Approximately 40 telemarketers and six outside salespersons are used to sell its products. WAWD is currently exploring the use of outside independent sales agents in certain geographical areas where the company does not have a strong presence with the jobber market. WAWD will also market its products through the publication of catalogs for the Asian Car Lines, Brake Catalog, and VW Car Line. Vendors' catalogs are utilized to promote their product lines which WAWD carries in stock.

         WAWD sells name brand products which are kept in a manufacturer's original packaging. The products are primarily distributed through two channels of distribution. The first being the jobber market and the second being the high line European installer. Approximately 97% of WAWD's sales are generated within the United States.

         For the year ended December 31, 1996, Autozone, Inc. accounted for approximately 28% of the Company's revenues before terminating its relationship with the Company in late 1996. There were no other 10% or greater customers in 1996 or in 1997 and WAWD did not have any 10% or greater customers in 1996 or in 1997.

Management Information Systems

         In July 1996, the Company purchased a new IBM AS/400 computer system and updated all of its software systems. The Company is currently reviewing options to integrate WAWD into its current mainframe system, however no definitive decision has been made at this time. WAWD is currently using an IBM AS400 computer system. The Company's computer system implements the fulfillment of customers' purchase orders. Three of the Company's distribution centers are equipped with an EDI computer link which enables customers to place orders directly through the Company's computer system. The Company provides EDI services to its customers through the Advantis system. The Company has a bar coded inventory system and advanced shipping notice ("ASN") which, upon receipt of an EDI generated purchase order, generates a computer notice of the items being shipped, the shipment date and a tracking number. The systems give the Company the ability to efficiently service customer needs and, the Company believes, represent some of the most advanced integrated distribution capabilities in the automotive parts industry. The Company also maintains a web site on the Internet, which provides Company information and the ability to communicate domestically and internationally via E-Mail. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for information concerning the Year 2000 Issue.

Operations / Facilities

         Distribution Operations

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

         An additional six locations were added when the Company acquired by merger WAWD. These locations include a west coast office located in Fremont, CA of 10,400 square feet, and warehouse locations include Sunnyvale, CA (19,400 square feet), Los Angeles, CA (51,900 square feet), Houston, TX (10,500 square feet), Atlanta, GA (58,200 square feet) and Piscataway, NJ (65,800 square feet).

         The Company maintains inventories at its distribution centers to maintain maximum service levels. Orders from the Company's customers are selected, assembled and packaged from these facilities and shipped. Sanyo Automotive maintains various levels of inventories with approximately 8,000 SKU's at its New York, Illinois and Oregon warehouses. WAWD maintains various levels of inventories with approximately 30,000 SKU's at its five warehouse locations. The Company maintains leased trucks which it uses to make direct local deliveries to its customers. The Company estimates that about 5% of its sales are delivered by the Company's trucks and the balance by common carriers, including Federal Express and UPS. The Company has a dedicated office at each distribution center to facilitate shipping by Federal Express and UPS.

         Assembly Operations

         The Company, through its subsidiary ABS, occupies 10,000 square feet in Lindenhurst, NY, where it assembles brake pads for domestic automobiles.

         Undercar Warehouses

         The Company, through its subsidiary Quality First, maintains three undercar warehouses which are located in the Bronx, Jamaica, and Uniondale, New York. The stores occupy from 1,200 - 2,000 square feet and are open six days a week to service jobbers.

Suppliers

         The Company has relationships with many suppliers of parts and alternate sources of parts are readily available. Therefore, the Company does not maintain supply contracts with any of its suppliers, because it believes alternative sources exist for most of the products it distributes. The loss of any one supplier is not expected to have a material adverse effect on the Company. The Company generally obtains prices and terms comparable to similarly situated companies because of its large volume of purchases.

Competition

         Competition within the automotive parts industry is affected principally by product quality, availability, customer service and price. By expanding its distribution facilities, the Company anticipates that it will be able to continue to control costs, while maintaining high standards of quality for its products. The direct competitors to the Company's distribution activities include manufacturers, consisting of Brake Parts, Inc., Wagner Brakes, a subsidiary of Cooper Industries, Inc., EIS Brake Parts Division of Standard Motor Products, Inc. and the ITT Automotive Aftermarket Division of ITT/AIMCO. Such manufacturers, who also act as distributors, are not dependent on relationships with suppliers as is the Company. The Company's direct competitors who are distributors include Universal Brake Parts, and California Drum and Rotor.

800 Technical Service Hotline

         The Company has instituted an 800 toll free technical hotline (800-221-1393 X 106) serviced by professional advisors to respond to inquiries and problems which may be experienced by the Company's customers.

Research and Marketing

         The Company has established a special in-house Research and Marketing ("R&M") department. The R&M Department was formed to provide up-to-date information for the Company's catalogs which the Company believes is useful to its customers. The Company has been advised by certain of its retail chain store customers that they rely on the Company's catalogs and the R&M Department to obtain current information in order to update and maintain their own inventory. The Company's customers are also able to provide the Company with input on their undercar product needs, enabling the Company to increase sales to such customers. The R&M Department has also been able to supply management with recommendations for new additions to its product lines and new products.

Government Regulation

         The Company is subject to various laws and governmental regulations relating to the operation of its business. However, the Company does not believe that the cost of compliance with such laws and regulations has a material impact on its operations.


Trademarks

         The Company offers many of its products under the names "BRAKE HEADQUARTERS, U.S.A (R)", "EAP(R)", "EURASIAN AUTOMOTIVE PRODUCTS (R) ", and "WORLDMARK (R)" , for which it has obtained registered trademarks from the United States Patent and Trademark Office and "WAWD(TM)" for which it has a pending trademark.

Employees

         As of March 18, 1998, the Company had 268 employees, including five executives; 16 employees in purchasing; 36 administrative personnel; 48 in sales and customer service; 152 employees in warehousing, shipping and receiving; and 11 in the undercar warehouses. The Company also retains the services, as independent contractors, of approximately 200 independent sales representatives who are paid solely on a commission basis.

         The Company is a party to a collective bargaining agreement relating to 46 of its warehouse employees in New York and Fairfield, Illinois. The Company believes that its employee relations are currently satisfactory.

Item 2.  Description of Properties.

         Sanyo Automotive leases approximately 94,000 square feet of office, and warehouse facilities at 33-16 Woodside Avenue, Long Island City, New York. Approximately 34,000 square feet of this facility are leased from the Company's President, Joseph Ende, pursuant to a lease dated July 1, 1992. As of August, 1997, Mr. Ende agreed to reduce the annual lease payment to $258,000, for the remainder of the lease which expires on July 1, 1999. Mr. Ende was paid $280,500, $312,000, and $312,000 per year pursuant to the lease in 1997, 1996 and 1995, respectively. Based on the Company's review of nearby real estate and an independent appraisal, the Company believes that the terms of the lease with Mr. Ende are no less favorable than would otherwise be obtained from unaffiliated third parties. The remaining 60,000 square feet is leased on a month-to-month basis at $24,000 per year.

         Sanyo Automotive owns a facility, purchased in April 1995, comprised of approximately 40,000 square feet on nine acres at Lot #22, Fairfield Industrial Park, Fairfield, Illinois, which serves as the Company's Midwest Distribution Center.

         Sanyo Automotive occupies approximately 10,000 square feet of public warehouse space at 230 East Burnside, Portland, Oregon on a yearly basis.

         ABS leases approximately 10,000 square feet at 6 Bahama Street in Lindenhurst, New York. The lease expires on October 31, 2001. An annual rental of $40,000 is paid.

         Quality First maintains three stores in the Bronx, Jamaica, and Uniondale, New York. Each store is between 1,200 - 2,000 square feet. Rent is $1,700, $2,000, and $900 per month, respectively.

         WAWD subleases 10,400 square feet at 47421 Bayside Parkway, Fremont, California. The sublease expired on February 28, 1998, and was renewed for an additional four-month term at $13,416 per month. WAWD leases 19,400 square feet of warehouse space at 370 Caribbean Drive, Sunnyvale, California. The lease was renewed for a one-year term, expiring on August 31, 1998. Monthly rent is $6,693 ($80,316 annually.) WAWD is currently looking for a facility to service the Northern California market and would combine the Fremont and Sunnyvale, California locations. It is anticipated that the combined locations would have a monthly rent of approximately $21,000.

         WAWD leases 58,200 square feet of warehouse space at 611 Thornton Road, Lithia Springs, Georgia 30057. Rent is $10,704 per month and expires August 31, 2000 and may be renewed for additional five-year terms.

         WAWD leases 51,900 square feet of warehouse space at 3270 East 26th Street, Vernon, California 90023. The lease expires December 31, 2002 and has a base rent of $15,578 per month.

         WAWD leases 10,500 square feet of warehouse space located at 1450 and 1490 North Post Oak Road, Houston, Texas. The lease expires on October 31, 1998 and has a monthly rent of $2,617.

         WAWD leases 65,800 square feet of space at Colonial Drive, Piscataway, New Jersey. The lease expires on May 31, 1999 and monthly rent is $21,626.


Item 3.  Legal Proceedings.

         The Company is not currently subject to any material legal proceedings other than claims in the ordinary course of business.


Item 4.  Submission of Matters to a Vote of SecurityHolders.

                                      NONE

                                     PART II

 Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a)      Market Information

         The Common Stock has traded on the NASDAQ SmallCap Market under the symbol BHQU since June 6, 1996. Until then, the Common Stock traded on the Over-The-Counter Electronic Bulletin Board (the "OTCBB"). The Company's Class A Warrants have traded on the NASDAQ SmallCap Market under the symbol BHQUW since December 23, 1996.

         The following table sets forth the high and low closing prices for the Common Stock for each quarter, as reported by NASDAQ since June 6, 1996; and the high and low bid quotes on the OTCBB from January 1, 1996 through June 5, 1996, as reported by the National Quotation Bureau, Inc. Such quotations represent prices in dollars between dealers, do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.


                                          Common Stock             Warrants
                                          ------------             --------
                                       High           Low       High       Low
                                       ----           ---       ----       ---
       1996
       ----
First Quarter                          $ 3.50       $ 2.75       --        --
Second Quarter                         $ 5.75       $ 3.00       --        --
Third Quarter                          $ 7.00       $ 5.37       --        --
Fourth Quarter                         $ 8.12       $ 5.25      $ 4.50    $ 4.25

       1997
       ----

First Quarter                          $10.25        $7.13       $6.12     $3.50
Second Quarter                         $10.50        $6.38       $7.12     $3.12
Third Quarter                          $ 8.00        $6.63       $4.56     $3.75
Fourth Quarter                         $ 7.38        $5.37       $4.50     $2.37

       1998
       ----

First Quarter                          $  5.31      $3.75        $3.13    $ 1.25
(through March 31, 1998)

         As of April 6, 1998, the closing prices of the Common Stock and Warrants were $3.63 and $1.00, respectively.

(b)      Stockholders of Record

         As of April 6, 1998, there were 517 holders of record of the Common Stock and 3 holders of the Warrants. The Company reasonably believes that there are approximately 3,080 beneficial owners, including the beneficial owners of Common Stock currently held in the name of depository institutions.

(c)      Dividend Policy

         To date, no cash dividends have been paid on the Common Stock. On April 30, 1995, a dividend in the amount of $112,730 was declared, but not paid, to the Company's President on the Preferred Stock issued in connection with the Reverse Merger. On April 30, 1995, all of the then outstanding shares of Preferred Stock were converted into Common Stock in accordance with their terms as a result of the attainment by the Company of certain performance levels. Fifty thousand dollars ($50,000) of the $112,730 in accrued dividends were exchanged for the 1,000 shares of Series B Preferred Stock of the Company which were issued to the Company's President and the balance was credited to the payment of certain advances made to Mr. Ende by the Company. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         No cash dividends on the Common Stock are contemplated in the foreseeable future, and the Company presently intends to retain all of its earnings for the future operations and growth of the business. Pursuant to the Company's Credit Agreement with its senior lender, the Company may not declare or pay any dividends (excluding dividends payable solely in the Company's capital stock) or any other distribution on the shares of capital stock of the Company.

Item 6. Selected Financial Data.

         The selected consolidated financial data as of and for the five-year period ended December 31, 1997 have been derived from the Company's Consolidated Financial Statements and should be read in conjunction with these statements.

                                                           Year Ended December 31,
                                 ----------------------------------------------------------------------------
                                    1997             1996             1995             1994            1993
                                    ----             ----             ----             ----            ----
Statement of Operations Data:
Net sales......................  $30,181,965        $32,599,096    $30,463,730    $25,094,473     $17,717,023
Income (loss) from operations..     (682,554)           240,85l        569,690     (1,041,037)(1)     370,009
Interest expense...............     (991,962)          (875,305)      (774,762)      (520,602)       (314,796)
Net income (loss)..............     (949,330)          (466,454)      (179,072)    (1,968,909)(1)      41,187
Net income (loss) per basic and
   diluted common share (2)....  $      (.22)       $      (.13)   $      (.10)    $     (.92)    $       .00

                                                              As of December 31,
                                 --------------------------------------------------------------------------
                                    1997             1996             1995         1994            1993
                                    ----             ----             ----         ----            ----
Balance Sheet Data:
Working capital................  $23,737,661     $ 9,518,810      $ 3,237,259   $ 3,706,239      $1,823,459
Total assets...................   38,180,367      21,023,644       15,496,294    11,937,143      10,189,885
Long-term debt.................   16,239,285       5,665,870          630,494       216,469         133,927
Total stockholders' equity.....    6,449,166       5,506,395        3,855,804     4,124,961       2,176,102


(1) After a non-cash compensatory charge of $2,314,000 resulting from the release of escrow shares, the exercisability of warrants and the conversion of preferred stock, upon the Company's attainment of the specified 1994 pre-tax income level under the Company's July 1992 Reverse Merger and certain cumulative levels for the three-year period ended December 31, 1994.

(2) Net income (loss) per share is computed on the basis described in Note 1 of Notes to the Consolidated Financial Statements, including, but not limited to, the adjustment for the $112,730 dividend on preferred stock in 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the Consolidated Financial Statements included elsewhere herein.


Results of Operations

1997 Compared to 1996

         Gross sales for the year ended December 31, 1997 ("1997") decreased by $2,792,979, or 7.8%, to $33,155,500, as compared to $35,948,479 for the year ended December 31, 1996 ("1996"). The Company's loss of a major customer, Autozone, Inc., as described below under 1996 Compared to 1995, resulted in a decrease in sales of approximately $9.1 million for 1997. The addition of new customers and expanded sales to current customers, offset, in part, the reduction in sales. The Company's 1997 gross sales included $4,444,970 of sales for WAWD from November 17, 1997, the date of acquisition, to December 31, 1997. WAWD had sales of $44,515,000 and $45,097,000 for the years ended December 31, 1997 and 1996, respectively.

         The Company has agreed to accept the return of merchandise under certain circumstances. In order to obtain new customers, merchandise is exchanged, and replaced with current Company merchandise. The merchandise is brought back to the Company where it is reboxed, relabeled and placed back in inventory. This is a common occurrence within the industry. As the marketplace has grown more competitive, the amount of sales returns to the Company has significantly increased. The merchandise does not deteriorate, and obsolescence is therefore not a problem. All merchandise which is defective and returned by customers is returned to or credited by vendors.

         Gross profit for 1997 was $8,944,944 as compared to $8,324,076 for 1996. This represents an increase of $620,868, or 7.5%. Gross profit increased notwithstanding lower sales as a result of continued cost efficiencies in 1997 and the charge incurred in 1996 of $534,000 relating to returned merchandise from Autozone, Inc. Gross profit, as a percentage of net sales, for 1997 increased to 29.6%, as compared to 25.5% for 1996 due to the continued emphasis by the Company purchasing more efficiently in 1997 and the Autozone charge in 1996 (1.6%). Additionally, in 1997, there was an increase in the market share of more profitable new lines of business, thus adding to the increase in the gross margin percentage.

         Operating expenses for 1997 were $9,627,498, an increase of $1,544,273, or 19.1%, from $8,083,225 for 1996. The acquisition of WAWD added additional operating expenses which accounted for 17.4% of the 19.1% increase, or $1,406,095. The provision for bad debts was $892,000 in 1997, compared with $481,000 in 1996. The difference of $411,000 accounted for a 5.8% increase in operating expenses.

         Most of the Company's payments to vendors are made in United States dollars and, therefore, the amount of foreign currency is immaterial.

         In 1997, the loss from operations was $682,554 as compared to income of $240,851 for 1996. This was a decrease of $923,405, or 383%. Income from operations for 1997 decreased primarily due to the increase in operating expenses noted above.

         Interest expense for 1997, increased by $116,657 to $991,962 compared to $875,305 for 1996. The increase was a result of additional borrowing in the fourth quarter to fund the acquisition of WAWD.

         Other income for 1997 consisted of $100,000 from the sale of certain intangible assets previously amortized through 1995 and a gain on the sale of marketable equity securities of $48,000.

         For 1997, the Company's net loss was $949,330, or $.22 per share, as compared to $466,454 or $.13 per share for 1996.

         Excluding the results of WAWD, during the fourth quarter of 1997 the Company experienced a dramatic decrease in sales levels. In the fourth quarter of 1997, the Company had net sales of $4,009,821 as compared with $7,404,405 during the fourth quarter of 1996. This decrease was caused by the loss of Autozone, Inc. The Company had sales to this customer of approximately $3.4 million during the fourth quarter of 1996, as compared with no sales to this customer in the fourth quarter of 1997. Included within operating expenses for 1997 was an increase in the provision for doubtful accounts of $867,000 during the fourth quarter. The increase in the provision for doubtful accounts was primarily a result of the adjustment in the carrying value in two large accounts receivable balances. The Company incurred additional borrowings during the fourth quarter of 1997 to support the increase in inventory levels. As a result, interest expense increased to $290,246 during the fourth quarter of 1997 from $200,210 during the third quarter of 1997. These combined factors contributed to the pre tax loss of $1,526,330.

1996 Compared to 1995

         Gross sales for 1996 increased by $3,565,177, or 11.0%, to $35,948,479 compared to $32,383,302 for the year ended December 31, 1995 ("1995"). This increase was due primarily to increased sales to existing customers, the Company's introduction of new undercar parts product lines and the continued expansion of its customer base. Autozone, Inc. a large retail chain, which became a customer in late 1993, accounted for approximately 28% of the Company's net sales for 1996. However, in the fourth quarter of 1996 this customer informed the Company that it was consolidating vendors, and they would no longer use the Company as a prime supplier. The Company added several new retail chains late in 1996, which were anticipated to make up a portion of the loss by this single customer.

         Gross profit for 1996 increased by $267,462, or 3.3%, to $8,324,076 compared to $8,056,614 for 1995. Gross profit, as a percentage of net sales, for 1996 and 1995 remained constant at 26%. The Company accepted the return of merchandise from Autozone, Inc. and incurred $534,000 of costs for relabeling, and freight. This charge reduced the gross profit percentage by 2% in 1996 which was offset by other cost efficiencies.

         Operating expenses for 1996 increased by $596,301, or 8.0%, to $8,083,225, compared to $7,486,924 for 1995. Operating costs increased in proportion to the increased sales volume.

         Income from operations for 1996, decreased by $328,839 to $240,851 compared to $569,690 for 1995, primarily as a result of the increase in operating expenses noted above.

         Interest expense for 1996, increased by $100,543, or 13.0% to $875,305 compared to $774,762 for 1995. The increase was a result of additional borrowings in support of the growth in sales and assets.

         As a result of the foregoing, the Company's net loss for 1996 increased by $287,382 to $466,454, or $.13 per share, as compared to $179,072, or $.10 per share for 1995.

Liquidity and Capital Resources

         The Company has continued to use funds generated from proceeds from the sale of stock, exercise of warrants, and borrowings to finance working capital requirements.

         In November 1997, the Company entered into two credit agreements with institutional lenders which provide for revolving credit and letter of credit facilities, in an aggregate amount of up to $24 million based on certain percentages of accounts receivable and inventory. Borrowings under these facilities currently bear interest at rates ranging from LIBOR plus 2.25% to prime plus 1% and both facilities expire in November 2000. The Company incurred approximately $7.9 million of bank indebtedness (total purchase price paid in cash was $8.4 million) in connection with its acquisition of WAWD which bears interest at prime plus 1%.

         Cash provided by operations during 1997 was $389,926 as compared to $2,658,581 used in operations for 1996. This change was due mainly to the decrease in accounts receivable of $2,285,846, partially offset by an increase in inventory of $839,388, for 1997. During 1996, inventory and accounts receivable grew by $4,638,213 and accounts payable and accrued expenses grew by $1,858,547.

         Cash used in investing activities was $8,907,260 during 1997 compared with $118,774 in 1996. The change was primarily due to increased capital expenditures of $279,410, and the acquisition of WAWD for $8,431,400 in 1997.

         Cash provided by financing activities was $8,045,816 during 1997 compared with $3,270,607 in 1996. The Company established a line of credit with a new bank which provided funds of $9,508,322 to replace two existing credit facilities totaling $9,396,877 which were repaid in November 1997. Additional borrowings were obtained for the acquisition of WAWD in the amount of $7,632,000, of this amount, $1,000,000 is in the form of one year 5% debentures which are convertible into common stock and one year 8% $600,000 promissory notes.

         Pursuant to the Company's Credit Agreement with National Bank of Canada, under certain circumstances, certain of the Company's subsidiaries may not transfer monies to certain other subsidiaries or the Company in the form of dividends or other distributions.

         At December 31, 1997 the Company had a total of $18,359,000 available under its combined lines of credit of which $15,540,000 was outstanding. These funds are available for working capital purposes. The Company does not anticipate any material capital expenditures within the next year.

         The Company believes that many of its suppliers and customers have year 2000 Issues ("Year 2000 Issue") which could affect the Company. Many older computer software programs recognize only the last two digits of the year in any date (e.g., "98" for "1998"). These programs were designed and developed without considering the impact of the upcoming change in the century. If the software is not reprogrammed or replaced, many computer applications could fail or create erroneous results by or at the Year 2000. The Company will commence a program to pursue compliance by those with whom it electronically interconnects. It is not possible, however, at present, to quantify the overall cost of resolving this issue for the Company's suppliers and customers. Sanyo Automotive has been advised that its own software has been designed and developed with a resolution to the Year 2000 Issue and as such Sanyo Automotive presently believes that the cost of fixing the Year 2000 Issue will not have a material effect on the Company's current financial position, liquidity or results of operations. WAWD is not currently on the Sanyo Automotive computer system. WAWD will utilize both internal and external resources to reprogram or replace, and test the software for Year 2000 modifications. WAWD anticipates completing the Year 2000 project in mid 1999. It is anticipated the cost to implement a new computer system which will be Year 2000 compliant will be approximately $600,000. WAWD expects to finance this program through a three to five year capital lease.

Impact of Recent Accounting Standards Adopted by the Company

         The impact of recent accounting standards is discussed in Notes 1 and 9 of Notes to Consolidated Financial Statements.

Item 8.  Financial Statements and Supplementary Data

         The financial statements appear following Item 14 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.  Directors and  Executive Officers of the Registrant.

Set forth below are names, ages and positions of the Company's Executive Officers and Directors, along with certain information relating to the business experience of each.

         Name                       Age              Position
         ----                       ---              --------
Joseph Ende                         50               Chairman of the Board, President and Chief Executive Officer

Scott Osias                         43               Vice President of Sales and Marketing

Marc J. Ruskin                      45               Chief Financial Officer and Director

Sandra Ende                         45               Secretary and Director

Elliot H. Lutzker                   45               Director (1)

Adam E. Budish                      38               Director (1)
-------------------------

(1) Member of Audit and Compensation Committees.

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

         Scott Osias has been the Vice President of Sales and Marketing of the Company since October 1992. Mr. Osias has been employed in the retail automotive industry for 25 years and was the principal owner and operator of Automotive Discount Centers, a 14 store retail automotive parts store chain in New York from 1973 to 1988. Prior to joining the Company, from 1988, Mr. Osias was General Manager of Prime Automotive Warehouse, a warehouse distribution automotive parts chain.

         Marc J. Ruskin, CPA, has been the Chief Financial Officer of the Company since August 1995 and a director of the Company since February 1998. He has 20 years of financial experience, including a combined five years at Ernst & Young LLP and Deloitte & Touche LLP. From 1993 until he joined the Company, Mr. Ruskin was Vice President of Finance and Administration for the Nason Group LLC, a Connecticut company formed to purchase and develop real estate. From 1991 to 1993, Mr. Ruskin was the Chief Financial Officer of REBO Group Incorporated, a New York based international corporation specializing in the research, development and production of high definition television. Mr. Ruskin was Vice President of Finance and Administration of Kaufman Astoria Studios, Inc., a company specializing in film/television and real estate management, from 1982 to 1991. Mr. Ruskin holds an MBA from the University of Bridgeport.

         Sandra Ende has been a Director of the Company since July 1992. She was employed by Sanyo Automotive from its inception in June 1976 through March 1997, in various capacities including bookkeeper, Personnel Manager, Director of Marketing and Office Manager. Ms. Ende is the wife of the Company's President, Mr. Joseph Ende.

         Elliot H. Lutzker has been a director of the Company since February 1998. Since 1985, Mr. Lutzker has been a partner in the law firm of Snow Becker Krauss P.C., counsel to the Company. He was formerly an attorney with the Division of Enforcement of the NorthEast Regional Office of the U.S. Securities and Exchange Commission.

         Adam E. Budish has been a director of the Company since February 1998. Mr. Budish has been Vice President- Business Affairs at Reuters Health Information Inc. (a wholly-owned subsidiary of Reuters PLC) since June 1994. From January 1994 to June 1994 Mr. Budish was General Counsel to GeoMedica Networks, which was acquired by Reuters PLC in June 1994. From 1992 to 1994 Mr. Budish was Legal Counsel, Business Affairs at Rebo Studio, Inc. Mr. Budish has an M.B.A. from The Wharton School of the University of Pennsylvania, and a J.D. from George Washington University School of Law.

Section 16(a) Beneficial Ownership Reporting Compliance.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no form 5's were required for those persons other than Scott Osias, Vice President of Sales and Marketing, who filed a timely Form 5. The Company believes that, during the time period of January 1997 through December 31, 1997, all filing requirements applicable to its Officers, Directors and greater than ten percent beneficial owners were complied with except as set forth below.

         Joseph Ende, Chairman of the Board, President and Chief Executive Officer of the Company, filed two late Form 4's in which two transactions were reported.

         Scott Osias, Vice President of Sales and Marketing of the Company, filed three late Form 4's in which four transactions were reported.

Item 11. Executive Compensation.

         The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company, for the year ended December 31, 1997, by Joseph Ende, the Company's Chief Executive Officer, and Marc Ruskin, Chief Financial Officer, and during the years ended December 31, 1996 and 1995, by Joseph Ende, who was the Company's only executive officer ("Named Executive Officers") whose total compensation exceeded $100,000 in those years.




                                  Summary Compensation Table
                                                                             Long Term
                                           Annual Compensation               Compensation
                                    -------------------------------          -------------
                                                                             Securities
                                                              Other          Underlying
Name and                                                      Annual         Options/
Principal                                                     Compen-         SARs
Position                   Year     Salary       Bonus        sation           (#)
--------                   ----     ------       -----        ------         ----------
Joseph Ende,               1997     $156,000     $  -0-(2)     $ -0-              -0-
Chief Executive            1996     $156,000        -0-(2)       -0-          30,000(1)
Officer and Director       1995     $127,500        -0-(2)       -0-         300,000(1)

Marc Ruskin                1997     $ 75,000     $  -0-        $52,000(3)       -0-
Chief Financial Officer
and Director
-------------

(1) On July 31, 1995, Mr. Ende was granted, non-qualified stock options under the Company's 1995 Stock Option Plan, to purchase 180,000 shares of Common Stock at $3.00 per share expiring on July 30, 2000. On December 15, 1995, Mr. Ende was granted non-qualified stock options under the 1994 Stock Option Plan, to purchase 120,000 shares of Common Stock at $2.50 per share expiring on December 15, 2000. On November 19, 1996, Mr. Ende was granted a non-qualified stock option under the Company's 1994 Stock Option Plan to purchase 30,000 shares of Common Stock at $5.25 per share expiring on November 18, 2001. See "Stock Option Plans" below.

(2) The Board of Directors has the discretion to grant Mr. Ende a bonus of $50,000 for each of the six-month periods ending June 30 and December 31 during the three-year term of his employment agreement entered into on July 31, 1995, as amended, provided the Company reports operating income, but after payment of such bonus for the applicable six-month period. No bonus was issued for the periods ended December 31,1997,1996, and 1995.

(3) Represents the difference between the exercise price and the fair market value of options (the "spread") on the date of exercise.

Individualized Option/Grants in Last Fiscal Year

         The following table sets forth the number of stock options granted to the Named Executive Officers in the Summary Compensation Table during the year ended December 31, 1997, exercise information and potential realizable value.


         Individual Grants
         -----------------                                                Potential Realizable
         Number of        Percent of                                        Value at Assumed
         Shares Total     Options                                        Annual Rates of Stock
         Underlying       Granted to                                        Price Appreciation
         Options          Employees in      Exercise Expiration              for Option Term
Name     Granted (#)      Fiscal Year       Price ($/sh)      Date          5% ($)    10% ($)
----     -----------      -----------       ------------      ----          ------    -------

None

Aggregated Option/SAR Exercises in Last Fiscal Year and FY End Option/SAR Values

   (a)               (b)              (c)          (d)                  (e)

                                                                       Value of
                                                 Number of             Unexercised
                                                 Unexercised           In-The-Money
                  Shares                         Options/SARs at       Options/SARs
                  Acquired                       FY-End (#)            at FY-End ($)
                  on Exer-          Value        Exercisable/          Exercisable/
Name              cise (#)          Realized     Unexercisable         Unexercisable
----              --------          --------     ---------------       -------------
Joseph Ende          -0-               -0-      210,000/120,000      $492,300/$285,600(1)
Marc Ruskin        8,000           $52,000        9,500/20,000       $  7,235/$50,600(1)
Scott Osias          -0-               -0-       13,500/33,000       $ 18,255/$ 8,640(1)(2)

-------------------------

(1) The closing price of the Company's Common Stock on December 31, 1997 was $5.38 per share.

(2) Does not include 30,000 options exercisable at $6.75 per share which were not in-the-money at December 31, 1997.


Executive Officers' Employment Agreements

         On July 31, 1995, the Company entered into a three-year employment agreement with Joseph Ende, the President and Chief Executive Officer of the Company. The agreement automatically renews for consecutive one-year periods unless terminated on thirty days' prior written notice by either party. In 1997, Mr. Ende received a base annual salary of $156,000. The Board of Directors has the discretion to grant Mr. Ende a performance bonus of $50,000 for each of the six-month periods ending June 30 and December 31 during the term of the agreement, provided the Company reports operating income, but after payment of such bonus for the applicable six-month period. Such bonus will not accrue in the event the income level is not met. No bonus was paid or accrued in 1996 or 1997. Under the agreement, Mr. Ende is also entitled to an automobile or a monthly allowance equal to the cost of leasing such automobile, and health insurance and other benefits. Mr. Ende has agreed not to compete with the Company during the term of, and for a one-year period from the date of termination of, his employment with the Company.

         On April 10, 1997, the Company entered into a three-year employment agreement with Scott Osias, Vice President of Sales and Marketing. The agreement automatically renews for one additional three-year term unless terminated on thirty days' prior written notice by either party. In 1997, Mr. Osias received a base annual salary of $91,000, with a bonus to be determined by the Board of Directors. No bonus was paid for 1997. Under the Agreement, Mr. Osias is also entitled to the use of an automobile, health insurance and other benefits and five-year options to purchase 30,000 shares of the Company's Common Stock at $6.75 per share. Mr. Osias has agreed not to compete with the Company during the term of, and for a six month period from the date of termination of, his employment with the Company.

Officers' Employment Agreements

         On November 17, 1997, the Company entered into three-year employment agreements with Michael DiAngelo and Jeffrey Chasse, the President and Executive Vice President, respectively of WAWD, Inc. The agreements automatically renew for one additional three-year term unless terminated on thirty days' prior written notice by any party. Messrs. DiAngelo and Chasse each received annual base salaries of $110,000 for the first year of the agreement and $120,000 for the second and third years of the agreements plus incentive compensation based on the performance of WAWD for the years ending December 31, 1999 and 2000. Messrs. DiAngelo and Chasse were each granted options to purchase 130,000 shares of the Company's common stock at $6.68 per share and are entitled to the use of an automobile, health insurance and other benefits. Messrs. DiAngelo and Chasses have agreed not to compete with the Company during the term of, and for a one-year period from the date of termination of, their employment with the Company.

Employee Stock Bonus Plan

         In April 1995, the Company adopted an Employee Stock Bonus Plan which enables all full-time permanent employees to purchase shares of Common Stock at 85% of its then fair market value through payroll deductions. There are 100,000 shares available for sale under such plan without limitation as to the number of shares which may be purchased by any employee. These shares may be newly-issued shares or which may be purchased by the Company in the open market. An aggregate of 10,638 shares have been purchased under such plan as of December 31, 1997. 100,000 shares of Common Stock reserved and/or issued to date under this plan are registered for sale on the Company's registration statement on Form S-8, which became effective when filed with the Commission on September 27, 1996 (the "S-8").

Stock Option Plans

         1994 Employee Stock Option Plan

         The Company has established the 1994 Employee Stock Option Plan (the "1994 Plan"). The 1994 Plan is intended to provide the employees, directors, independent contractors and consultants of the Company with an added incentive to continue their services to the Company and to induce them to exert their maximum efforts toward the Company's success. The 1994 Plan provides for the grant of options to qualified directors, employees (including officers), independent contractors and consultants of the Company to purchase an aggregate of 300,000 shares of Common Stock. Options to purchase no more than 120,000 shares of Common Stock may be granted to any one person in any two-year period. The 1994 Plan is currently administered by the Board of Directors. The Board determines, among other things, the persons to be granted options under the 1994 Plan, the number of shares subject to each option and the option price. The shares of Common Stock authorized under the 1994 plan are registered for sale on the Company's S-8 Registration Statement.

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

         Since the 1994 Plan's adoption, options to purchase 371,000 shares of Common Stock have been granted (of which options to purchase 123,000 shares have been canceled and are available for reissuance under the 1994 Plan), and no SARs have been granted under the 1994 Plan. Options to purchase 52,000 shares of Common Stock remain reserved for grant under the 1994 Plan.

         Scott Osias, Vice President of Sales and Marketing, was granted a stock option under the 1994 Plan to purchase 30,000 shares of Common Stock at $6.75 per share, which option becomes exercisable on a cumulative basis on April 9, 1998 to the extent of 10,000 shares; on April 9, 1999 for an additional 10,000 shares, and on April 9, 2000 an additional 10,000 shares. An additional 9,000 options exercisable at $2.50 per share were granted on November 1, 1994 and 7,500 options were granted on November 19, 1996 and are exercisable at $5.25 per share.

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


         Marc J. Ruskin, Chief Financial Officer, was granted a stock option under the 1994 Plan to purchase 6,000 shares of Common Stock at $2.25 per share, which option became exercisable on a cumulative basis on September 5, 1997 to the extent of 2,000 shares; on September 5, 1998 to the extent of an additional 2,000 shares, and the balance on September 5, 1999 . An additional 24,000 options were granted at $3.00 on May 29, 1996 of which 8,000 options were exercised in 1997. The options are exercisable at various dates beginning in November 1996. An additional 7,500 options were granted on November 19,1996 and are exercisable at $5.25 per share.

         1995 Employee Stock Option Plan

         In July 1995, the Company's Board of Directors adopted the 1995 Employee Stock Option Plan (the "1995 Plan"). The 1995 Plan, as amended, provides for the grant of ISOs, NQSOs and SARs to purchase an aggregate of 1,500,000 shares of Common Stock. The provisions of the 1995 Plan are otherwise identical to the above-stated terms of the 1994 Plan.

         Since the adoption of the 1995 Plan, ISOs and NQSOs to purchase 980,000 shares of Common Stock have been granted and options to purchase 520,000 shares of Common Stock remained available for grant under the 1995 Plan as of April 1, 1998. No SARs have been granted.

         On July 31, 1995, Mr. Ende was granted NQSO's under the 1995 Plan to purchase 180,000 shares of Common Stock at $3.00 per share terminating on July 30, 2000. The option becomes exercisable on a cumulative basis in one-third increments on July 31, 1997, 1998 and 1999. The option will become immediately exercisable, in full, upon a change in control (as defined in the 1995 Plan) of the Company. On January 13, 1998, Mr. Ende was granted 381,450 NQSO's under the 1995 Plan to purchase Common Stock at an exercise price of $4.38 and 68,550 ISO's at an exercise price of $4.81. The options became exercisable on a cumulative basis on January 13, 1999, to the extent of one-third of the options; on January 13, 2000 to the extent of an additional one-third; and the balance on January 13, 2001.

         On January 13, 1998, Mr. Osias was granted 30,000 ISO's under the 1995 Plan to purchase common stock at an exercise price of $4.38 per share, which options becomes exercisable on a cumulative basis on January 13, 1999 to the extent of 10,000 shares, on January 13, 2000 to the extent of an additional 10,000 shares, and the balance on January 13, 2001.

         On January 13, 1998, Mr. Ruskin was granted 60,000 ISO's under the 1995 Plan to purchase Common Stock at an exercise price of $4.38, which options becomes exercisable on a cumulative basis on January 13, 1999 to the extent of 20,000 shares, on January 13, 2000 to the extent of 20,000 shares and the balance on January 13, 2001.

         On November 17, 1997, Michael DiAngelo and Jeffrey Chasse, President and Executive Vice President, respectively, of WAWD were each granted NQSO's under the 1995 Plan to purchase 90,000 shares of Common Stock at $6.68 per share terminating on November 17, 2004. The options become exercisable on May 17, 2004. However, if certain performance criteria are met 30,000 options will be exercisable on December 31, 1998, 30,000 on December 31, 1999 and the balance on December 31, 2000. On November 17, 1997, Messrs. DiAngelo and Chasse were each also granted NQSO's under the 1995 Plan to purchase 40,000 shares of Common Stock at $6.68 per share and terminate on November 17, 2002. The options become exercisable on a cumulative basis on November 17, 1999 to the extent of 20,000 shares and the balance on November 17, 2000.


Compensation Committee Interlocks and Insider Participation

         In February 1998, the Company formed an audit committee and a compensation committee consisting of Elliot H. Lutzker and Alan E. Budish, the Company's two non-officer members of the Board of Directors. There are no Board of Directors interlock relationships with respect to the Company.

Compensation of Directors

         Directors currently receive no cash compensation for serving on Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information as of the date of this filing, the number of shares of the Company's outstanding Common Stock, $.001 par value, beneficially owned (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) by each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares, by each director, by each named executive officer, and by all directors and officers as a group:

Name and Address                   Amount and Nature         Percentage
of Beneficial Owner             Beneficial Ownership (1)     of Class (2)
-------------------             ------------------------     ------------

Joseph Ende (3)                     2,276,032(4)                47.7%

Marc J. Ruskin (3)                      9,500(6)                (9)

Scott Osias (3)                        29,500(7)                (9)

Sandra Ende (3)                        53,600(5)                 1.1%

Elliot H. Lutzker                             0                  -0-

Adam E. Budish                                0                  -0-

Officers and Directors
as a Group                          2,368,632(8)                49.2%
(6 Persons)
---------------

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

(2) Based on 4,563,321 shares of Common Stock outstanding as of April 6, 1998.


(3) The address of this person is c/o the Company, 33-16 Woodside Avenue, Long Island City, New York 11101.

(4) Does not include 53,600 shares owned of record by the Joseph and Sandra Ende Charitable Trust, of which Joseph and Sandra Ende are Trustees, includes 210,000 shares issuable upon the exercise of currently exercisable options, but excludes an aggregate of 570,000 shares underlying options which are not currently exercisable or exercisable within the next 60 days.

In March 1996, the Company amended its Certificate of Incorporation to authorize the issuance of 1,000 shares of Series B Preferred Stock to be held by Joseph Ende. As sole stockholder of the Series B Preferred Stock, which votes as a separate class, Mr. Ende will have the exclusive right to elect a majority of the Company's Board of Directors until the earlier of the redemption date of March 31, 2001 or the reporting by the Company of at least $75 million in net sales for any fiscal through December 31, 2000.

(5) Includes 53,600 shares owned of record by the Joseph and Sandra Ende Charitable Trust, of which Joseph and Sandra Ende are Trustees.

(6) Includes 9,500 shares of common stock issuable upon the exercise of currently exercisable options but does not include 80,000 shares of common stock issuable upon the exercise of options which are not currently exercisable or exercisable within the next 60 days.

(7) Includes 23,500 shares of common stock issuable upon the exercise of currently exercisable options but does not include 53,000 shares of common stock issuable upon the exercise of options which are not currently exercisable or exercisable within the next 60 days.

(8) Includes 243,000 shares issuable upon exercise of currently exercisable stock options, but does not include 703,000 shares of Common Stock which may be purchased pursuant to stock options which are not currently exercisable.

(9) Less than one percent of the issued and outstanding shares.

Item 13. Certain Relationships and Related Transactions.

         See "Item 2. Description of Property" for a description of a lease between Mr. Ende and the Company and "Item 11. Executive Compensation" for a description of stock options granted to members of Management and employment agreements entered into by certain members of Management.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Exhibit No.                Exhibit
-----------                -------
   3.1     Certificate of Incorporation of the Company, as amended and restated.

   3.2     By-laws of the Company.(1)

   4.1     Form of Common Stock Certificate.(1)

   4.2     1994 Employee Stock Option Plan.(2)

   4.3     1995 Employee Stock Option Plan.(5)

   4.4     Form of Stock Option Agreement.(5)

   4.5     Employee Stock Bonus Plan.(5)

   4.6     Form of Class A Stock Purchase Warrant.(7)

   4.7 Placement Agent Agreement dated July 10, 1996, between the Company and G-V Capital Corp.(7)

  10.1 Unlimited Guaranty made by Joseph Ende on behalf of Sanyo Automotive Parts, Ltd. in favor of Bank Leumi dated April 25, 1990.(2)

  10.2     Lease Agreement between the Company and Joseph Ende dated July 1,
           1992.(2)

  10.3 Loan Agreement between Sanyo Automotive Parts, Ltd. and the City of Fairfield dated November9, 1993.(2)

  10.4 Grid Promissory Note in the amount of $2,600,000 made by Sanyo Automotive Parts, Ltd. to Bank Leumi Trust Company of New York dated April 6, 1994.(2)

  10.5 Employment Agreement between the Company and Scott Osias dated November 24, 1994.(4)

  10.6 Grid Promissory Note in the amount of $4,300,000 made by Sanyo Automotive Parts, Ltd. to Bank Leumi Trust Company of New York dated May 1, 1996.(7)

  10.7 Loan Agreement between Sanyo Automotive Parts, Ltd., The Fairfield National Bank and Illinois Development Authority dated January 13, 1995.(4)

  10.8 Employment Agreement between the Company and Joseph Ende dated July 31, 1995.(5)

  10.9 Mortgage between Sanyo Automotive Parts, Ltd. and Fairfield National Bank dated December 8, 1995.(5)

  10.10 Promissory Note in the principal amount of $390,000 made by Sanyo Automotive Parts, Ltd. to Fairfield National Bank dated December 8, 1995.(5)

   10.11 Second Mortgage between Sanyo Automotive Parts, Ltd. and the Illinois Development Finance Authority ("IDFA") dated December 7, 1995.(5)

   10.12 Loan Agreement between Sanyo Automotive Parts, Ltd. and IDFA dated December 11, 1995.(5)

   10.13 Promissory Note in the principal amount of $240,000 made by Sanyo Automotive Parts, Ltd. to IDFA dated December 11, 1995.(5)

   10.14 Absolute, Unconditional and Continuing Guaranty of Payment made by Brake Headquarters U.S.A., favor of IDFA dated December 11, 1995.(5)

   10.15 Agreement between Sanyo Automotive Parts, Ltd., ABS Brakes, Inc., Quality First Brakes, Inc., Brake Headquarters U.S.A., Inc. (the "Borrowers') and National Bank of Canada, dated November 13, 1997.
           (8)

  *10.16 Employment Agreement between the Company and Michael DiAngelo dated November 17, 1997.


  *10.17 Employment Agreement between the company and Jeffrey Chasse dated November 17, 1997.

  *10.18 Lease Agreement between WAWD, Inc. and the Prudential Insurance Company of America dated as of August 31, 1995.

  *10.19 Lease Agreement between WAWD, Inc. and Yvonne Dubbers-Albrecht et al, dated September 1, 1995.

  *10.20 Lease Agreement, as amended, between WAWD, Inc. and H. Harding Brown, Stephen H. Anthony, David J. Fischman and Daniel J. Coughlin, dated September 8, 1993.

  *10.21 Loan and Security Agreement, dated November 24, 1997, between WAWD, Inc. and CIT Group/Credit Finance, Inc.

   10.22 Agreement and Plan of Merger, dated November 17, 1997 among the Company, WAWD, Inc. and JMCD, Inc. (9)

   21.1    Subsidiaries of the Company.

  *23.1    Consent of Deloitte & Touche LLP.

  *27.1    Financial Data schedule.

   -------------------
   * Filed with this report

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

   (6) Incorporated by reference from the Company's Form 8-K/A No.1 for December 28, 1995.

   (7) Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-13533).

   (8) Incorporated by reference from the Company's Form 8-K for November 13, 1997.

   (9) Incorporated by reference from the Company's Form 8-K for November 17, 1997.


Reports on Form 8-K

         A Current Report on Form 8-K was filed on November 26, 1997, pursuant to Item 5, to present information concerning certain credit agreements.

         A Current Report on Form 8-K was filed on December 2, 1997, pursuant to
Item 5, to present information on the Company's acquisition of WAWD, Inc.

         Amendment No. 1 to the Current Report on Form 8-K which was filed on December 2, 1997 was filed on February 2, 1998 to present the financial statements of WAWD-EAP Automotive Products, Inc. for the three-year period ended August 31, 1997, and the required pro forma financial information.

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Independent Auditors' Report                                              F-1


Consolidated Financial Statements:

   Balance Sheets                                                         F-2
   Statements of Operations                                               F-3
   Statements of Shareholders' Equity                                     F-4
   Statements of Cash Flows                                               F-5
   Notes to Financial Statements                                        F-6 F-16


Financial Statement Schedule:

   Schedule II-Valuation and Qualifying Accounts                          S-1

INDEPENDENT AUDITORS' REPORT


Board of Directors
Brake Headquarters U.S.A., Inc.


We have audited the accompanying consolidated balance sheets of Brake Headquarters U.S.A., Inc. and subsidiaries as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index to the consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brake Headquarters U.S.A., Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP


Stamford, Connecticut
March 20, 1998

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



---------------------------------------------------------------------------------------------------------------------
December 31                                                                             1997                    1996
---------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
     Cash                                                                       $     65,410         $       536,928
     Accounts receivable, less allowance for doubtful
        accounts of $1,179,000 and $372,000                                        8,910,085               7,252,018
     Inventory                                                                    25,814,917              10,636,820
     Prepaid expenses and other current assets                                       754,761                 384,648
     Deferred tax asset                                                                    -                 375,000
                                                                                -------------        ----------------
            Total current assets                                                  35,545,173              19,185,414

Property and Equipment - net                                                       1,638,749               1,453,179
Other Assets                                                                         674,571                 227,189
Due from President                                                                    60,874                  55,874
Deferred Tax Asset                                                                   261,000                 101,988
                                                                                -------------        ----------------
            Total Assets                                                        $ 38,180,367         $    21,023,644
                                                                                =============        ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                           $  6,546,436         $     4,639,419
     Accrued expenses and other current liabilities                                2,061,752                 503,386
     Current portion of long-term debt                                             1,673,324               4,708,574
     Deferred tax liability                                                        1,526,000                       -
                                                                                -------------        ----------------
            Total current liabilities                                             11,807,512               9,851,379
                                                                                -------------        ----------------


Long-term Debt                                                                    16,239,285               5,665,870
Deferred Credit                                                                    3,684,404                       -
                                                                                -------------        ----------------
            Total  liabilities                                                    31,731,201              15,517,249
                                                                                -------------        ----------------

Shareholders' Equity:
     Series B preferred stock - $.001 par value; authorized,
         issued and outstanding 1,000 shares                                               1                       1
     Common stock - $.001 par value; authorized 6,000,000
        and 20,000,000 shares, issued and outstanding
        4,563,321 and 4,209,384 shares                                                 4,563                   4,209
     Additional paid-in capital                                                   17,022,258              15,130,511
     Accumulated deficit                                                         (10,577,656)             (9,628,326)
                                                                                -------------        ----------------
            Total shareholders' equity                                             6,449,166               5,506,395
                                                                                -------------        ----------------

            Total Liabilities and Shareholders' Equity                          $ 38,180,367         $    21,023,644
                                                                                =============        ================




                                  See Notes to Consolidated Financial Statements
                                                                             F-2

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS




--------------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                               1997                       1996                      1995
--------------------------------------------------------------------------------------------------------------------------------


Sales                                                         $ 33,155,500               $ 35,948,479              $ 32,383,302
   Less returns and allowances                                   2,973,535                  3,349,383                 1,919,572
                                                              -------------              -------------             -------------
Net sales                                                       30,181,965                 32,599,096                30,463,730
Cost of goods sold                                              21,237,021                 24,275,020                22,407,116
                                                              -------------              -------------             -------------

Gross profit                                                     8,944,944                  8,324,076                 8,056,614

Selling, general and administrative expenses                    (9,627,498)                (8,083,225)               (7,486,924)


(Loss) income from operations                                     (682,554)                   240,851                   569,690
                                                              -------------              -------------             -------------

Other income (expense):
    Interest expense                                              (991,962)                  (875,305)                 (774,762)
    Other income                                                   148,186                          -                         -
                                                              -------------              -------------             -------------
             Total other income (expense)                         (843,776)                  (875,305)                 (774,762)
                                                              -------------              -------------             -------------

Loss before benefit for income taxes                            (1,526,330)                  (634,454)                 (205,072)

Benefit for income taxes                                           577,000                    168,000                    26,000
                                                              -------------              -------------             -------------

Net loss                                                      $   (949,330)              $   (466,454)             $   (179,072)
                                                              -------------              -------------             -------------

Net loss per basic and diluted common share                   $       (.22)              $       (.13)             $       (.10)
                                                              =============              =============             =============

Weighted average number of common
 shares outstanding                                               4,379,941                  3,616,311                 3,058,968
                                                              =============              =============             =============



                                  See Notes to Consolidated Financial Statements
                                                                             F-3

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                              Additional
                                               Preferred Stock             Common Stock         Paid-in
                                            Shares         Amount        Shares     Amount      Capital
----------------------------------------------------------------------------------------------------------
Balance at January 1, 1995                 2,000,000     $ 500,000     2,621,467   $ 2,621  $ 12,490 458

Conversion of Series A preferred stock    (2,000,000)     (500,000)    1,000,000     1,000       499,000
Foreign currency translation adjustment         -             -             -          -            -
Dividends declared                              -             -             -          -            -
Issuance of common stock in connection
 with exercise of Class F warrants              -             -           41,666        42        16,625
Employee Stock Bonus Plan                       -             -            3,064         3         7,929
Return of 1993 Escrow shares to treasury
 and retirement of such shares                  -             -         (250,000)     (250)          250
Net loss                                        -             -             -          -            -
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                    -             -        3,416,197     3,416    13,014,260

Proceeds from private placement                 -             -          490,000       490     1,011,904
Exercise warrants                               -             -          200,000       200       759,800
Issuance of Series B preferred stock            1,000            1           -          -          49,999
Conversion of note payable                      -             -           91,000        91       257,909
Employee Stock Bonus Plan                       -             -            5,637         6         8,520
Acquisition of ABS                              -             -            6,250         6        28,119
Net loss                                        -             -             -          -            -
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                   1,000             1     4,209,384   $ 4,209    15,130,511

Exercise of warrants                            -             -          214,000       214       812,986
Exercise of stock options                       -             -            8,000         6        23,992
Employee Stock Bonus Plan                       -             -            1,937         2        13,649
Acquisition of WAWD                             -             -          130,000       130       961,120
Fair value of warrants issued in
 connention with debt                           -             -             -          -          60,000
Net loss                                        -             -             -          -            -
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                   1,000     $       1     4,563,321   $ 4,563  $ 17,022,258
==========================================================================================================

                                                            Cumulative
                                                              Foreign
                                                              Currency       Total
                                               Accumulated  Translation   Shareholders'
                                                  Deficit    Adjustment     Equity
-------------------------------------------------------------------------------------
Balance at January 1, 1995                   $  (8,870,070)  $  1,954    $ 4,124,961

Conversion of Series A preferred stock              -             -             -
Foreign currency translation adjustment             -          (1,954)        (1,954)
Dividends declared                                (112,730)       -         (112,730)
Issuance of common stock in connection
 with exercise of Class F warrants                  -             -           16,667
Employee Stock Bonus Plan                           -             -            7,932
Return of 1993 Escrow shares to treasury
 and retirement of such shares                      -             -             -
Net loss                                          (179,072)       -         (179,072)
-------------------------------------------------------------------------------------
Balance at December 31, 1995                    (9,161,872)       -        3,055,804

Proceeds from private placement                     -             -        1,012,394
Exercise warrants                                   -             -          760,000
Issuance of Series B preferred stock                 -             -           50,000
Conversion of note payable                          -             -          258,000
Employee Stock Bonus Plan                           -             -            8,526
Acquisition of ABS                                  -             -           28,125
Net loss                                          (466,454)       -         (466,454)
-------------------------------------------------------------------------------------
Balance at December 31, 1996                    (9,628,326)       -        5,506,395

Exercise of warrants                                -             -          813,200
Exercise of stock options                           -             -           24,000
Employee Stock Bonus Plan                           -             -           13,651
Acquisition of WAWD                                 -             -          961,250
Fair value of warrants issued in
 connention with debt                               -             -           80,000
Net loss                                          (949,330)       -         (949,330)
-------------------------------------------------------------------------------------
Balance at December 31, 1997                 $ (10,577,565)  $    -      $ 6,449,166
=====================================================================================

                                  See Notes to Consolidated Financial Statements
                                                                             F-4

-------------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                            1997               1996                1995
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Cash received from customers                                           $ 28,759,780       $ 31,267,820        $ 28,526,134
    Cash paid to suppliers and employees                                    (27,274,386)       (33,040,889)        (29,740,631)
    Interest paid                                                              (967,109)          (854,759)           (757,394)
    Taxes paid                                                                 (128,359)           (30,753)           (733,096)
                                                                         ---------------  -----------------  ------------------
              Net cash provided by (used in) operating activities               389,926         (2,658,581)         (2,704,987)
                                                                         ---------------  -----------------  ------------------
Cash flows from investing activities:
   Capital expenditures                                                        (279,410)          (109,399)           (852,431)
   Purchases of marketable securities                                          (413,768)                 -                   -
   Proceeds from sales of marketable securities                                 217,318                  -                   -
   Acquisition of ABS                                                                 -             (9,375)                  -
   Acquisition of WAWD                                                       (8,431,400)                 -                   -
                                                                         ---------------  -----------------  ------------------
              Net cash used in investing activities                          (8,907,260)          (118,774)           (852,431)
                                                                         ---------------  -----------------  ------------------
Cash flows from financing activities:
    Proceeds from sale of stock and warrants                                    930,851          1,780,920               7,932
    Borrowings                                                               17,071,054          4,919,974           3,650,376
    Principal payments on long-term debt                                     (9,532,889)        (3,363,287)            (21,032)
    Financing costs                                                            (418,200)                 -                   -
    Loans to President                                                           (5,000)           (67,000)            (72,000)
                                                                         ---------------  -----------------  ------------------
              Net cash provided by financing activities                       8,045,816          3,270,607           3,565,276
                                                                         ---------------  -----------------  ------------------
Effect of exchange rate changes on cash                                               -                  -              (1,954)
Cash acquired from ABS aquisition                                                     -             25,781                   -
                                                                         ---------------  -----------------  ------------------
Net (decrease) increase in cash                                                (471,518)           519,033               5,904
Cash at  beginning of year                                                      536,928             17,895              11,991
                                                                         ---------------  -----------------  ------------------
Cash at  end of year                                                           $ 65,410          $ 536,928            $ 17,895
                                                                         ===============  =================  ==================
Reconciliation of net loss to net cash used in
         operating activities;
    Net loss                                                                 $ (949,330)        $ (466,454)         $ (179,072)
    Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       Depreciation and amortization                                             93,840             73,584             186,675
       Amortization of deferred credit                                          (47,700)                 -                   -
       Amortization of financing costs                                           37,390                  -                   -
       Provision for doubtful accounts                                          892,069            480,623             617,891
      Gain on sale of marketable securities                                     (49,426)                 -                   -
       Deferred income tax benefit                                           (1,086,000)           (37,000)           (154,000)
       Changes in assets and liabilities (net of business acquisitions):
            Accounts receivable                                               2,285,846         (1,989,524)         (1,937,596)
            Inventory                                                          (839,388)        (2,648,689)         (1,593,795)
            Prepaid expenses and other current assets                           149,887             21,206            (354,728)
            Other assets                                                        (66,572)            49,126             (51,766)
            Account payable and accrued expenses                                (30,690)         1,858,547             761,404
                                                                         ---------------  -----------------  ------------------

              Net cash provided by (used in) operating activities             $ 389,926       $ (2,658,581)       $ (2,704,987)
                                                                         ===============  =================  ==================

Supplemental cash flow information:
        Businesses acquired:
             Fair value of assets acquired                                 $ 19,448,815           $ 37,500
                                                                         ---------------  -----------------

             Cash paid                                                        8,431,400              9,375
             Common stock issued                                                961,250             28,125
                                                                         ---------------  -----------------
                        Total purchase price                                $ 9,392,650           $ 37,500
                                                                         ---------------  -----------------

             Liabilities assumed                                            $ 6,324,065      $           -
             Negative goodwill (classified as a deferred credit)            $ 3,732,100      $           -

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Business activity - Brake Headquarters U.S.A., Inc. and subsidiaries (the "Company"). The Company is a publicly-owned holding company, substantially all of its current business operations are conducted through two of its wholly-owned subsidiaries, Sanyo Automotive Parts, Ltd. ("Sanyo") and WAWD, Inc. ("WAWD"). Sanyo is a New York corporation formed in 1976, which is currently doing business under the name Brake Headquarters. WAWD, a California corporation acquired by way of a merger on November 17, 1997, is an importer and distributor of high-line European and Asian automotive aftermarket parts. Other operating subsidiaries include Quality First Brakes, Inc., a wholly-owned Delaware subsidiary of the Company ("Quality First"), formed in August 1995, which owns Fifteen Inc., Thirty Three Inc. and Thirty Nine Inc., and are wholesale warehouses for "undercar" parts; ABS Brakes, Inc. ("ABS"), an assembler of domestic brake pads is a wholly-owned New York subsidiary acquired in August 1996.

Principles of consolidation - The consolidated financial statements include the accounts of Brake Headquarters U.S.A., Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Inventory - Finished goods inventory, consisting of brake systems, engine parts, and accessories, is stated at the lower of cost (first-in, first-out method) or market.

Depreciation - Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets (5 to 40 years). Leasehold improvements are amortized over the lesser of the term of the respective lease or the estimated useful lives of the improvements (10 to 40 years).

Income taxes - The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

Concentration of credit risk - The Company's customer base consists primarily of retailers, wholesalers and installers of automotive replacement parts throughout North America. On a geographic basis, no area has a disproportionate concentration of credit risk. During the years ended December 31, 1997, 1996 and 1995, less than 10% of the Company's sales were derived from foreign customers. Although the Company is directly affected by the well-being of the replacement parts industry, management does not believe significant credit risk exists at December 31, 1997. The Company performs ongoing credit evaluations of its customers' financial condition. When amounts on specific accounts receivable are judged to be uncollectable by management, those amounts are charged to the allowance for doubtful accounts. During the year ended December 31, 1997, no single customer accounted for more than 10% of net sales. During the years ended December 31, 1996 and 1995, the Company had sales to one customer that accounted for approximately 28% and 17%, respectively, of the Company's net sales. In the fourth quarter of 1996, this customer informed the Company it was consolidating vendors and therefore would no longer use the Company as a prime supplier. In the fourth quarter of 1996, the Company incurred costs of approximately $284,000 relating to the relabeling and freight costs associated with the loss of this customer.

Financing Costs - During the year ended December 31, 1997, the Company incurred $418,000 of costs in connection with debt financings (see Note 3). These costs are being amortized over the terms of the respective financings.

Adoption of Statement of Financial Accounting Standards No. 128 - During 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding (including shares held in escrow, see Note 2 ) and dilutive common equivalent shares (common stock options) outstanding. The net loss used in the determination of the loss per share in 1995 has been adjusted for the $112,730 preferred stock dividend.

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

Supplemental cash flow information of non-cash activities -
1997
Common stock was issued in connection with the acquisition of WAWD in the amount of $961,250.

1996
The President purchased 1,000 shares of Series B Preferred Stock for $50,000 in exchange for a reduction in the prior dividend payable to him from the Series A Preferred Stock. A note payable for $258,000 was converted into 91,300 common shares. Common stock was issued for the acquisition of ABS in the amount of $28,125. The Company entered into capital leases for the purchase of computer equipment totaling $282,700.

1995
Common stock was issued in connection with the exercise of Class F and D warrants, respectively, by an increase in the amount due from President of $16,667.

Reclassifications - Certain reclassifications were made to the prior years' financial statements to conform with the current year presentation.


Note 2.  ACQUISITIONS

In November 1997, in a series of transactions, the Company acquired by way of merger substantially all of the assets and certain liabilities of WAWD, a wholly-owned subsidiary of Echlin, Inc., for a total purchase price (including acquisition costs) of $8,431,400 million in cash and 130,000 shares of the Company's common stock valued at $961,250. Fifty thousand of the shares issued are being held in escrow for up to 15 months as security for certain indemnification obligations. The shares held in escrow retain all voting and dividend rights and are included in common shares outstanding at December 31, 1997. The Company has accounted for the acquisition of WAWD under the purchase method of accounting and the results of operations of WAWD have been included in the 1997 statement of operations since its date of acquisition. The excess of the estimated fair market value of the net assets acquired over the purchase price was first utilized to reduce long-term assets acquired with the remaining excess of $3,732,100 recorded as a deferred credit (negative goodwill), which is being amortized over a 10 year period. Amortization of the deferred credit was $47,700 during the year ended December 31, 1997, which is included in selling, general and administrative expenses.

The Company signed an agreement with a consultant providing for common stock to be issued as a retainer, and a fee to be paid based upon the completion of a merger, acquisition or joint venture. A total of 30,000 shares of common stock were issued in March 1997. The Company has recorded the fair value of the common stock issued ($292,500) and the fee (which is in dispute) as costs of the WAWD acquisition.

Effective August 30, 1996, the Company acquired the net assets of ABS for $37,500 consisting of 6,250 shares of common stock and $9,375 in cash. The fair value of the net assets acquired approximated the purchase price.

The following summarized, unaudited pro forma results of operations assume the WAWD acquisition occurred at the beginning of the respective year.


                                                   1997               1996
                                                   ----               ----

          Net sales                            $ 67,921,337        $74,957,575
          Net loss                             $   (919,491)       $  (336,725)
          Net loss per basic and
            diluted common share               $       (.21)       $      (.09)

Note 3.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                   1997              1996
                                                   ----              ----

Line of credit (a)                             $ 9,508,322        $ 4,546,556
Note payable - credit facility (b)                  --              4,850,321
Line of credit - WAWD (c)                        6,032,732              --
Convertible subordinated debentures (d)            930,000              --
Promissory notes (e)                               600,000              --
Mortgages - Fairfield, IL. facility (f)            611,060            694,867
Capital lease (g)                                  230,495            282,700
                                               -----------        -----------
                                                17,912,609         10,374,444
  Less current portion                           1,673,324          4,708,574
                                               -----------        -----------
                                               $16,239,285        $ 5,665,870
                                               ===========        ===========

         (a) In November 1997, the Company entered into an agreement with a bank to provide a three year line of credit of $12 million. The maximum availability under this agreement at December 31, 1997 was $10,329,000. At the Company's option, the line of credit bears interest at prime or 2 1/4% over LIBOR. The line of credit availability is based upon specified levels of accounts receivable and inventory. The line of credit is collateralized by substantially all of the assets of the Company (except for the assets of WAWD). Proceeds from the line of credit were used to repay the previous line of credit and the note payable - credit facility.

                  The agreement contains certain restrictive covenants with respect to, among others, (i) mergers and acquisitions, (ii) capital expenditures, (iii) dividends, and (iv) additional indebtedness. In addition, the line of credit agreement requires that the Company satisfy certain financial covenants. As a result of the Company's results of operations for 1997, the Company failed to satisfy certain financial covenants set forth in the credit agreement as of December 31, 1997. However, the bank provided the Company a waiver of these defaults and has amended the terms of the agreement through the remaining term of the agreement. Based upon projected operating results for the year ended December 31, 1998, management believes that the Company will be in compliance with all amended covenants. Therefore, the line of credit agreement has been classified as long-term at December 31, 1997.

         (b) The credit facility had interest, payable monthly, at the prime rate or the bank's money market rate plus 2 1/4%. The credit facility was secured by substantially all the assets of the Company and was repaid in 1997.

                  At December 31, 1996, the Company was in default of several of the covenants of the note-payable-credit facility however, the bank provided the Company with a waiver through June 30, 1997 of these defaults and amended the terms of the agreement. Based upon projected operating results for the year ended December 31, 1997, management believed that the Company would be in compliance with all amended covenants. Therefore, the note-payable-credit facility was classified as long-term at December 31, 1996.

         (c) In November 1997, WAWD entered into an agreement with a financial institution to provide a three year line of credit of $12 million. The maximum availability under this agreement at December 31, 1997 was $8,030,000. The line of credit bears interest at prime plus 1%. The line of credit is based upon specific levels of accounts receivable and inventory and is collateralized by substantially all the assets of WAWD.

         (d) In November 1997, the Company issued $1 million, 5% convertible subordinated debentures (the "Debentures"). The Debentures are due November 7, 1998. Interest is payable in either cash or common stock, at the Company's option. The Debentures are convertible into common stock equal to the lesser of $8.56 per share or a price determined based upon a market value formula. The Debentures are redeemable by the Company at 120% of the principal amount, provided that a notice of conversion has not occurred. The Debentureholders also received warrants to purchase 10,000 shares of common stock exercisable for five years at $9.88 per share. The fair value of the warrants ($80,000) at the date of issuance was recorded as paid-in capital with a corresponding reduction in the carrying value of the Debentures. The discount on the Debentures is being amortized as additional interest expense over the term of the Debentures. Such amortization was $10,000 in 1997.

         (e) In November 1997, the Company issued one year, $600,000, 8%, subordinated promissory notes.

         (f) In a series of mortgages due through 2005, the Company financed its Fairfield, Illinois facility. Interest rates range from 5% to prime.

         (g) The capital lease is for the purchase of the Company's computer system. Payments are approximately $7,000 per month through May 2001.

                  The prime rate and LIBOR were 8.5% and 6.0%, respectively, at December 31, 1997.


Annual maturities of long-term debt are as follows:

Year ending December 31,


         1998                        $  1,673,324
         1999                             132,138
         2000                          15,684,605
         2001                             110,827
         2002                              69,040
         Thereafter                       242,675
                                      -----------
                                      $17,912,609
                                      ===========

Note 4.  SHAREHOLDERS' EQUITY

Escrow Agreement - Pursuant to a July 1992 agreement between the Company and the Company's President, in 1995, 250,000 shares held by the Company's
President were returned to the treasury of the Company. Since the Company attained the 1994 pre-tax income levels, as defined, 125,000 shares were released from an escrow account to the President and 41,666 Class F warrants were exercised during 1995. The President disputed a prior forfeiture of shares, but waived any claims he had against the Company in exchange for the July 1995 grant of a non-qualified stock option to purchase 180,000 shares of Common Stock at $3.00 per share expiring on July 20, 2000 under the 1995 Plan.


Preferred Stock - In March 1996, the Company amended its Certificate of Incorporation to authorize the issuance of 1,000 shares of Series B preferred stock to be held by the President. The amendment also eliminated all remaining authorized shares of Series A preferred stock. Dividends payable to the President from the Series A preferred stock were offset in part, by the purchase of the Series B preferred stock for $50,000. As the sole shareholder of the Series B preferred stock, which will vote as a separate class, the President has the exclusive right to elect a majority of the Company's Board of Directors until the earlier of the redemption date of March 31, 2001 or the reporting by the Company of at least $75,000,000 in revenue for any year through December 31, 2000. In the event of any liquidation, dissolution or winding-up, the holder of Series B preferred stock will be entitled to an aggregate preference of $50,000, his basis in the stock; any remaining proceeds of liquidation will be distributed pro rata to holders of the common stock.

In March 1998, the Board of Directors and the Shareholders of the Company, authorized 1,000,000 shares of preferred stock, in one or more series as the Board of Directors determines without further shareholder approval.

Common Stock - In February 1998, the Company increased its authorized shares of common stock to 12,000,000 from 6,000,000 which was previously changed from 20,000,000 in March 1996.

Private Placement - In July 1996, the Company signed an agreement with a consultant to raise an estimated $5 million through the issuance of common stock and warrants. In August 1996, the Company completed raising additional capital through a private placement by selling 490,000 units at a purchase price of $2.50 per unit. Each unit consists of one share of common stock and two Redeemable Common Stock Purchase Warrants each to purchase one share of common stock of the Company at $3.80 per share until the third anniversary of the initial closing. The Company has received net proceeds of approximately $2,586,000 as of December 31, 1997 from the sale of units and exercise of 414,000 warrants.


Stock Options

In connection with the WAWD line of credit, (see Note 3), the Company granted the bank a warrant to acquire 45,000 shares of the Company's common stock at an exercise price of $8.03 per share, which expires in

November 2002. The bank has an option to require the Company to repurchase the warrant for up to $75,000, based upon a formula, if not previously exercised before the termination of the loan agreement. The $75,000 cost to repurchase the warrant has been capitalized as a deferred financing cost included in other assets and is being amortized as additional interest expense over the term of the line of credit.


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

Options may not have a term exceeding ten years, except that ISOs granted to an optionee owning more than 10% of the outstanding common stock may not have a term of more than five years and ISOs must be granted to and exercised by employees of the Company. Since the adoption of the 1994 Plan, an aggregate of 371,000 options to purchase shares have been granted (123,000 have expired or been canceled); no SARs have been granted.


1995 Employee Stock Option Plan

In July 1995, the Company established the 1995 Employee Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for the grant of options to employees and other parties of ISOs, NQSOs and SARs to purchase an aggregate of 1,500,000 (increased in March 1998) shares of common stock. The provisions of the 1995 Plan are identical to the above-stated terms of the 1994 Plan.

During 1997 under the 1995 Plan, the Company granted to certain officers of WAWD five-year options to purchase 80,000 shares of common stock at $6.6875 per share and also granted seven-year options to purchase 180,000 shares of common stock at $6.6875 per share, which options vest after six and one-half years, subject to accelerated vesting upon the achievement of certain performance goals.

Since the adoption of the 1995 Plan, through December 31, 1997 no ISOs or SARs have been granted. In 1995, NQSOs to purchase 180,000 shares of common stock at $3.00 per share, the fair market value on the date of grant, were granted to the President. The options terminate in July 2000 and are exercisable on a cumulative basis in one-third increments on July 31, 1997, 1998 and 1999. The option becomes immediately exercisable upon a change in control of the Company.

A summary of stock option transactions under employee stock option plans for each of the three years in the period ended December 31, 1997 are as follows:

                                                           Weighted Average
                                         Options            Exercise Price
                                         --------          ----------------


Outstanding January 1, 1995               132,000              $   2.50
         Granted                          186,000                  2.98
         Canceled                          (3,000)                 2.50
                                          -------

Outstanding December 31, 1995             315,000                  2.78
         Granted                           91,000                  4.71
                                          -------

Outstanding December 31, 1996             406,000                  3.21
         Granted                          302,000                  6.69
         Exercised                         (8,000)                 3.00
                                          -------

Outstanding December  31, 1997            700,000                  4.72
                                          =======

Exercisable:
         December 31, 1996                175,000                  3.24
                                          =======

         December 31, 1997                253,000                  3.36
                                          =======

Employee Stock Bonus Plan

In April 1995, the Company adopted the Employee Stock Bonus Plan which enables all full-time employees to purchase shares of common stock at 85% of the then fair market value through payroll deductions. During 1997, 1996 and 1995, 1,937, 5,637 and 3,064 shares, respectively, were issued from the 100,000 shares available for sale under the plan.



The following tables summarize information about stock options outstanding at December 31, 1997:

                               Options Granted                            Options Exercisable
                  ----------------------------------------------     ------------------------------
                                   Weighted             Weighted                           Weighted
                                   Average              Average                            Average
    Range of          Number       Remaining            Exercise           Number          Exercise
Exercise Prices    Outstanding       Life                Price           Exercisable        Price
----------------------------------------------------------------------------------------------------
$ 2.25 - $ 3.00      331,000       2.4 years             $2.79             186,000         $2.66
  3.75 -   5.63       67,000       3.9 yaers              5.32              67,000          5.32
  6.69 -   6.75      302,000       6.0 years              6.69                --             --
                     -------       ---------             -----             -------         -----
                     700,000       4.1 years             $4.72             253,000         $3.36
                     =======       =========             =====             =======         =====

                                                                            F-12

The estimated fair value of options granted during 1997 and 1996 was $5.42 and $4.13 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans. No compensation cost has been recognized for the Company's stock option and stock purchase plan. Had compensation cost for the Company's stock option and stock purchase plans been determined based on the fair value at the option grant dates for awards in accordance with the accounting provisions of SFAS 123, the Company's net loss and loss per share for the years ended December 31, 1997 and 1996 would have been increased to the pro forma amounts indicated below:


                                               1997        1996          1995
                                               ----        ----          ----
Net loss applicable to common shareholders
           As reported                     $ (949,330)  $ (466,454)  $ (291,802)
           Pro forma                       (1,215,430)    (563,298)    (317,905)

Net loss per basic and diluted common share
           As reported                     $     (.22)  $     (.13)  $     (.10)
           Pro forma                             (.28)        (.16)        (.10)


The fair value of options granted under the Company's fixed stock option plans during 1997 and 1996 was estimated on the dates of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used: expected volatility of approximately 92% for 1997 and 125% for 1996, risk free interest rate of approximately 6%, and expected lives of option grants of approximately five years. Pro forma compensation cost related to shares purchased under the Employee Stock Purchase Plan is measured based on the discount from market value. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future pro forma effects. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

Note 5.  INCOME TAXES

Provision (benefit) for income taxes consists of the following:

                                   1997          1996            1995
                                ---------    ------------     ----------
         Federal:
           Current              $ 353,000    $  (176,000)     $   81,000
           Deferred              (849,000)      ( 34,000)       (123,000)
                                ---------    -----------      ----------
                                 (496,000)     ( 210,000)       ( 42,000)
                                ---------    -----------      ----------

         State and Local:
            Current               156,000         45,000          47,000
            Deferred             (237,000)        (3,000)        (31,000)
                                ---------    -----------      ----------
                                  (81,000)        42,000          16,000
                                ---------    -----------      ----------
                                $(577,000)   $  (168,000)     $  (26,000)
                                =========    ===========      ==========

The total provision (benefit) for income taxes differs from that amount which would be computed by applying the U.S. federal tax rate to the loss before income taxes. The reasons for these differences are as follows:

                                           1997       1996       1995
                                           ----       ----       ----

Statutory federal income tax rate         (34.0)%    (34.0)%    (34.0)%
State and local income taxes, net of
  federal benefit                          (4.2)       4.8        7.7
Permanent and other differences              .4        2.8       13.6
                                          -----      -----      -----
                                          (37.8)%    (26.4)%    (12.7)%
                                          =====      =====      =====

The tax effects of temporary differences that give rise to significant portions of deferred tax (liability) asset consist of the following:

                                            1997                  1996
                                            ----                  ----

Inventory                              $(1,463,000)             $272,000
Accounts receivable                        (67,000)              103,000
Depreciation                               (13,000)               15,000
Accruals not currently deductible          203,000                58,000
Other                                       75,000                29,000
                                       -----------              --------
                                       $(1,265,000)             $477,000
                                       ============             ========
The Company has generated taxable income for each of the three years prior to the year ended December 31, 1996. The loss for income tax purposes generated in 1996 was carried back in full to prior years resulting in a refund of taxes paid to such extent. As such, the Company believed that positive evidence existed and that it was more likely than not that the deferred tax asset at December 31, 1996 would be realized and therefore no valuation allowance was deemed necessary.

Note 6.  OTHER INCOME

During 1997, the Company received $100,000 from the sale of certain fully amortized intangible assets. Additionally, the Company recorded a gain on the sale of marketable equity securities in the amount of $48,000. Such amounts are reported as other income in the year ended December 31, 1997. As of December 31, 1997, the Company had marketable equity securities of $246,000 (cost approximates market value) which are included in other current assets.

Note 7.  COMMITMENTS AND CONTINGENCIES

The Company leases warehouse and office space under noncancelable operating leases. Aggregate future minimum lease payments are as follows:

Year ending December 31,


         1998                     $  1,275,033
         1999                          715,746
         2000                          390,390
         2001                          245,536
         2002                          201,229
         Thereafter                      1,200
                                  ------------
                                  $  2,829,134
                                  ============

Rent expense for the years ended December 31, 1997, 1996 and 1995 amounted to $495,000, $440,000 and $354,000, respectively, which includes $280,500, $312,000 and $312,000, respectively, which was paid to the Company's President.

In November 1997, in connection with the WAWD acquisition (see Note 3), the Company entered into three-year employment agreements with two officers of WAWD providing for annual compensation of $110,000 for the first year and increasing to $120,000 for the second and third years plus incentive compensation based on the performance of WAWD for the years ending December 31, 1999 and 2000.

In June 1996, the Company settled an action against a former customer to collect $971,000 of accounts receivable. Inventory totaling approximately $459,000, was returned to the Company. As a result of the above settlement and available reserves, the Company recorded an expense of a $212,000 in 1996. Mutual releases were exchanged for all claims and counter claims.

In July 1995, the Company entered into a three-year employment agreement with the President providing for a minimum annual salary of $156,000, with a bonus at the discretion of the Board of Directors, determined based upon the profitability of the Company. No bonus was paid for the years ended December 31, 1997, 1996 and 1995.


Note 8.  SAVINGS PLAN

The Company established in November 1996 a tax deferred saving plan ("401(k) Plan") for all employees who meet certain eligibility requirements. The Company did not make any contributions to this plan in 1997 and 1996.


Note 9.  ADOPTION OF NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income", which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company is presently designing such statement and accordingly, will include such statement beginning with the first quarter of 1998.

In addition, in June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 requires disclosures of certain information about operating segments and about products and services, the geographic areas in which a company operates and their major customers. The Company is presently in the process of evaluating the effect this new standard will have on disclosures in the Company's financial statements and the required information will be reflected in the year ended December 31, 1998 financial statements.

Note 10. FOURTH QUARTER ADJUSTMENTS

Excluding the results of WAWD, during the fourth quarter of 1997 the Company experienced a dramatic decrease in sales levels. In the fourth quarter of 1997, the Company had net sales of $4,009,821 as compared with $7,404,405 during the fourth quarter of 1996. This decrease was caused by the loss of Autozone, Inc. The Company had sales to this customer of approximately $3.4 million during the fourth quarter of 1996, as compared with no sales to this customer in the fourth quarter of 1997. Included within operating expenses for 1997 was an increase in the provision for doubtful accounts of $867,000 during the fourth quarter. The increase in the provision for doubtful accounts was primarily a result of the adjustment in the carrying value in two large accounts receivable balances. The Company incurred additional borrowings during the fourth quarter of 1997 to support the increase in inventory levels. As a result, interest expense increased to $290,246 during the fourth quarter of 1997 from $200,210 during the third quarter of 1997. These combined factors contributed to the pre tax loss of $1,526,330.



               Column A                       Column B          Column C         Column D           Column E

                                             Balance at        Charged to                          Balance at
                                             Beginning         Costs and                             End of
              Description                    of Period          Expenses        Deduction            Period
----------------------------------------   ---------------   ---------------  ---------------    ---------------
Allowance for Doubtful Accounts:

Year ended December 31, 1997                    $ 372,000         $ 893,000        $  86,000 (A)     $1,179,000

Year ended December 31, 1996                    $ 288,000         $ 480,000        $ 396,000 (A)     $  372,000

Year ended December 31, 1995                    $  75,000         $ 618,000        $ 405,000 (A)     $  288,000



(A) Represents amounts written off. Normal recurring credits and returns are charged against sales.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 159d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:
         April     , 1998              BRAKE HEADQUARTERS U.S.A., INC.



                                       By: /s/ Joseph Ende
                                           ---------------------------
                                           Joseph Ende, President

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                                    Title                                     Date
      ---------                                    -----                                     ----
/s/ Joseph Ende                        Chairman of the Board of Directors,              April  __, 1998
-----------------------------------    President, Chief Executive Officer
Joseph Ende                            (Principal Executive Officer)


/s/ Marc J. Ruskin                     Chief Financial Officer                          April  __, 1998
-----------------------------------    (Principal Financial Officer)
Marc J. Ruskin                         and Director


/s/ Sandra Ende                        Director                                         April  __, 1998
-----------------------------------
Sandra Ende


/s/ Elliot H. Lutzker                  Director                                         April  __, 1998
-----------------------------------
Elliot H. Lutzker


/s/ Adam E. Budish                     Director                                         April  __, 1998
-----------------------------------
Adam E. Budish

                                                   EXHIBIT INDEX
10.16             Employment Agreement between the Company and Michael DiAngelo dated November 17, 1997.

10.17             Employment Agreement between the Company and Jeffrey Chasse dated November 17, 1997.

10.18             Lease Agreement between WAWD - EAP Automotive Products, Inc. and The Prudential Insurance Company of America dated as of August 31, 1995.

10.19             Lease Agreement between WAWD - EAP Automotive Products, Inc. and Yvonne Dubbers-Albrecht et al, dated September 1,
                  1995.

10.20             Lease Agreement, as amended,  between Import Parts America, Inc. and H. Harding Brown, Stephen H. Anthony,
                  David J. Fischman and Daniel J. Coughlin, dated September 8, 1993.

10.21             Loan and Security Agreement, dated November 14, 1997, between JMCD, Incorporated and The CIT
                  Group/Credit Finance, Inc.

23.1              Consent of Deloitte & Touche, LLP.

27.1              Financial Data schedule.
