Form 10-Q
period 1998-03-31
BRAKE HEADQUARTERS U S A INC
filed 1998-05-20
CIK 854551

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] Quarterly Report Pursuant To Section 13 or 15[d] Of The
                         Securities Exchange Act Of 1934

                  For the quarterly period ended March 31, 1998

                                       or

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

YES  X   NO
   -----   -----


              Class                                  Outstanding at May 20, 1998
     --------------------                            ---------------------------
Common Stock, $.001 par value                                 4,563,321
Class A Common Stock Purchase Warrants

                             BRAKE HEADQUARTERS, USA

                                    FORM 10-Q

                                QUARTERLY REPORT
                                 March 31, 1998

================================================================================

                                                                      Page No.
                                                                      --------
PART I -  FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements -

           Consolidated Balance Sheets -  March 31, 1998
           (Unaudited) and December 31, 1997 ........................     3

           Consolidated Statements of Income For The
           Three Months Period Ended March 31, 1998
           and March 31, 1997 (Unaudited)............................     4

           Consolidated Statements of Cash Flows For The
           Three Months Period Ended March 31, 1998
           and March 31, 1997 (Unaudited)............................     5

           Notes to Consolidated Financial Statements (Unaudited)....   6-7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................   7-8


PART II - EXHIBITS AND REPORTS ON FORM 8-K...........................     9

Item 3.    Other Information.........................................     9

Item 6.    Exhibits and Reports on Form 8-K..........................     9

           Signatures................................................    10

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      March 31, 1998
                                                                       (Unaudited)           December 31, 1997
                                                                      --------------         -----------------
ASSETS

Current Assets:
     Cash                                                              $    258,353            $     65,410
     Accounts receivable, less allowance for doubtful
        accounts of $1,188,000 and $1,179,000                            10,609,533               8,910,085
     Inventory                                                           23,230,866              25,814,917
     Prepaid expenses and other current assets                              371,345                 754,761
                                                                       ------------            ------------
           Total current assets                                          34,470,097              35,545,173

Property and Equipment - net                                              1,633,046               1,638,749
Other Assets                                                                656,650                 674,571
Due from President                                                           60,874                  60,874
Deferred Tax Asset                                                          261,000                 261,000
                                                                       ------------            ------------
           Total Assets                                                $ 37,081,667            $ 38,180,367
                                                                       ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                  $  6,509,370            $  6,546,436
     Accrued expenses and other current liabilities                       2,305,995               2,061,752
     Current portion of long-term debt                                    1,673,324               1,673,324
     Deferred tax liability                                               1,145,000               1,526,000
                                                                       ------------            ------------
           Total current liabilities                                     11,633,689              11,807,512
                                                                       ------------            ------------

Long-term Debt                                                           15,590,397              16,239,285
Deferred Credit                                                           3,591,404               3,684,404
                                                                       ------------            ------------
           Total liabilities                                             30,815,490              31,731,201
                                                                       ------------            ------------

Shareholders' Equity:
     Series B preferred stock - $.001 par value; authorized,
         issued and outstanding 1,000 shares                                      1                       1
     Common stock - $.001 par value; authorized 6,000,000
        shares, issued and outstanding 4,563,321 shares                       4,563                   4,563
     Additional paid-in capital                                          17,022,258              17,022,258
     Accumulated deficit                                                (10,760,645)            (10,577,656)
                                                                       ------------            ------------
           Total shareholders' equity                                     6,266,177               6,449,166
                                                                       ------------            ------------

           Total Liabilities and Shareholders' Equity                  $ 37,081,667            $ 38,180,367
                                                                       ============            ============

                                 See Notes to Consolidated Financial Statements

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                              Three Months Ended
                                                                   March 31, 1998           March 31, 1997
                                                                   --------------           --------------
Sales                                                               $ 17,179,005            $  8,144,874
   Less returns and allowances                                          (790,496)               (613,454)
                                                                    ------------            ------------
Net sales                                                             16,388,509               7,531,420
Cost of goods sold                                                    11,679,601               5,620,325
                                                                    ------------            ------------

Gross profit                                                           4,708,908               1,911,095

 Selling, general and administrative expenses                          4,566,872               1,769,619
                                                                    ------------            ------------

Income from operations                                                   142,036                 141,476
                                                                    ------------            ------------

Other income (expense):
    Other income                                                          12,620                 114,846
    Interest expense                                                    (448,645)               (202,083)
                                                                    ------------            ------------
                                                                        (436,025)                (87,237)
                                                                    ------------            ------------

(Loss) income before bebefit (provision) for income taxes               (293,989)                 54,239

Benefit (provision) for income taxes                                     111,000                 (21,000)
                                                                    ------------            ------------

Net (loss) income                                                   $   (182,989)           $     33,239
                                                                    ============            ============

Net (loss) income per basic and diluted share                       $       (.04)           $        .01
                                                                    ============            ============


Weighted average number of common shares outstanding                   4,563,321               4,219,284
                                                                    ============            ============

                                  See Notes to Consolidated Financial Statements

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASHFLOWS

                                  (Unaudited)

                                                                                      Three Months Ended
                                                                                March 31, 1998      March 31, 1997
                                                                              ------------------  -----------------
Cash flows from operating activities:
    Cash received from customers                                                 $15,036,151          $ 7,822,715
    Cash paid to suppliers and employees                                          13,306,664)          (6,932,216)
    Interest paid                                                                   (462,310)            (202,083)
    Taxes paid                                                                      (396,172)             (28,322)
                                                                                  -----------         ------------
             Net cash provided by operating activities                               871,005              660,094
                                                                                  -----------         ------------

Cash flows from investing activities                                                       -              (33,818)
    Capital expenditures                                                             (29,174)
                                                                                  -----------         ------------
             Net cash used in investing activities                                   (29,174)             (33,818)
                                                                                  -----------         ------------

Cash flows from financing activities:
    Proceeds from sale of stock and warrants                                               -               77,200
    Repayments of notes payable and long term debt                                  (606,286)            (855,442)
    Principal payments on long-term debt                                             (42,602)             (34,499)
    Loans to President                                                                     -               (5,000)
                                                                                  -----------         ------------
             Net cash used in financing activities                                  (648,888)            (817,741)
                                                                                  -----------         ------------

Net increase (decrease) in cash                                                      192,943             (191,465)
Cash at  beginning of period                                                          65,410              536,928
                                                                                  -----------         ------------
Cash at end of period                                                              $ 258,353            $ 345,463
                                                                                  ===========         ============
Reconciliation of net income to net cash used in operating activities:
    Net (loss) income                                                             $ (182,989)            $ 33,239
    Adjustments to reconcile net (loss) income to net cash provided by
    (used in) operating activities:
     Depreciation and amortization                                                    34,877               24,844
     Amortization of deferred credit                                                 (93,000)
     Amortization of financing costs                                                  25,242
     Provision for doubtful accounts                                                  56,085
     Gain on sale of marketable securities                                           (12,620)
     Changes in assets and liabilities:
            Accounts receivable                                                   (1,755,533)             309,208
            Inventory                                                              2,584,051            1,748,893
            Prepaid expenses and other current assets                                370,794               21,908
           Other assets                                                               17,921              (19,819)
           Accounts payable and accrued expenses                                     207,177           (1,458,179)
           Deferred tax Liability                                                   (381,000)                --
                                                                                  -----------         ------------

             Net cash provided by operating activities                             $ 871,005            $ 660,094
                                                                                  ===========         ============


Supplemental information of non-cash financing activities:

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

                                 See Notes to Consolidated Financial Statements

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1

Basis of Presentation

           The accompanying unaudited consolidated financial statements of Brake Headquarters U.S.A., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. There has been no significant changes of accounting policies since December 31, 1997.

Note 2

Long-term Debt

         The Company was in technical default under its credit facilities at December 31, 1997 and March 31, 1998. The bank has issued a waiver of the default and amended the terms of the agreements through the remaining term of the agreement.


Note 3

Stockholders' Equity

         In April 1998, the Company increased the authorized shares from 6,000,000 to 12,000,000 shares. Additionally, the Board of Directors and the shareholders of the Company authorized 1,000,000 shares of preferred stock in one or more series at the discretion of the Board of Directors.

         On April 29, 1998, the Company completed a private financing of $1,500,000 principal amount of 8% subordinated convertible debentures due April 30, 2000 (the "Debentures"). The two foreign investors (the "Purchasers") also received five-year warrants to purchase an aggregate of 15,000 shares of Common Stock at $3.93 per share. The Debentures are convertible, commencing the earlier of 60 days from the date of closing or the effective date of a Registration Statement covering the shares of Common Stock underlying the Debentures and Warrants, at a conversion rate equal to the effective date of a Registration Statement covering the shares of Common Stock underlying the Debentures and Warrants, at a conversion rate equal to the greater of (a) the lower of (i) 80% of the Market Price on the Conversion Date, or (ii) $3.77; or (b) the Floor Price of $2.00 per share. The Debentures are redeemable, with the consent of the Company's lender, at any time at 120% of their principal amount plus all accrued Price falls below the Floor Price.

         The Company and the Purchasers have agreed to sell and purchase, respectively, up to an additional $4 million principal amount of Debentures during the next 12 months provided certain market conditions are met. The Company also granted the Purchasers a Right of First Refusal for a 120 day period ending after the later of the Effective date of the Registration Statement or the latest Closing Date of the sale of additional Debentures.

         The Company agreed to repay $500,000 from the 5% Convertible Subordinated Debentures issued in November 1997, and it's waiting approval from its senior lender.

Note 4

Commitments

           In May 1998, the Company entered into a 5 year agreement to lease new facilities in its San Francisco warehouse and offices. The monthly lease payment is $22,204 plus annual increases.

Item 2. Management's Discussion and Analysis Of Financial Condition And Results Of Operations

           The following should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997 and the related notes included elsewhere herein.


Material Changes in Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

           Gross sales in the three months ended March 31, 1998 increased by $9,034,131, or 110.9%, to $17,179,005 compared to $8,144,874 for the three months ended March 31, 1997. This increase was primarily due to the sales of WAWD (a newly acquired subsidiary in November 1997) of $10,318,329. Sales from the Company prior to the acquisition decreased by $1,284,198, primarily due to the loss of a major customer.

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

           Gross profit for the three months ended March 31, 1998 increased by $2,797,813, or 146.4% to $4,708,908 compared to $1,911,095 for the three months ended March 31, 1997. WAWD accounted for $2,724,144 of the increase. Gross profit margins increased for the first quarter of 1998 to 28.73% compared to 25.37% for the first quarter of 1997, as a result of the higher gross profit margins from the WAWD sales, and improved efficiencies in purchasing.

           Operating expenses during the three months ended March 31, 1998 were $4,566,872 an increase of $2,797,253 or 158.1% from $1,769,619 for the three months ended March 31, 1997. WAWD's operating expenses were $2,778,632 for the period ended March 31, 1998, a net increase of $111,622 or 6.3% which is primarily due to increased freight and office administration.

           Income from operations for the three months ended March 31, 1998 was $142,036 compared with $141,476 for the same period in 1997. During the three months ended March 31, 1998, WAWD incurred a loss from operations of $54,488.

           Other income for the three months ended March 31, 1997 includes $100,000 which relates to the sale of certain intangible assets previously amortized through 1995 by the Company.

          Interest expense during the three months ended March 31, 1998 was $448,645 an increase of $246,562 over the interest expense of $202,083 during the corresponding period in 1997. The increase is attributed to additional borrowings in November 1997 used to finance the acquisition of WAWD of approximately $761,000 on existing credit lines, and $162,265 of additional interest expense from WAWD for the three months ended March 31, 1998.

           As a result of the foregoing, the Company recorded a net loss for the three months ended March 31, 1998 of $182,989 or $.04 per share, as compared to net income of $33,239, or $.01 per share for the three months ended March 31, 1997.

Liquidity and Capital Resources

         The Company has continued to use funds generated from proceeds from the sale of stock, exercise of warrants and bank borrowings to finance working capital requirements.

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

         Cash provided by operations during the three months ended March 31, 1998 was $871,005 as compared with $ 660,094 used in operations during the three months ended March 31, 1997. This change was due mainly to the decrease in inventory of $2,584,051 which was offset by the increase in accounts receivable of $1,755,533.

         Cash used in investing activities was $29,174 during the first quarter of 1998 compared with $33,818 in 1997. The change was primarily due to capital expenditures.

           Cash used in financing activities was $648,888 during the first quarter of 1998 compared with $817,741 in 1997. The Company repaid $606,286 of its credit line form the proceeds of the reduction in inventory.

           March 31, 1998 the Company had a total of $17,852,262 available under its combined lines of credit which $15,149,959 was outstanding. These funds are available for working capital purposes.

           During the three months ended March 31, 1998, the Company made a concerted effort to reduce inventory while ensuring sufficient product availability. As a result, inventory decreased by $2,584,051, or 10.0% to $23,230,866 from $25,814,917. Accounts receivable increased by $1,755,533, or 19.7%, from January 1, 1998 to March 31, 1998.

PART II  - EXHIBITS AND REPORTS ON FORM 8-K



Item 6.    Exhibits and Reports on Form 8-K

[a]      Financial Data Schedule

[b] Amendment No. 1 to the Current Report on Form 8-K which was filed on December 2, 1997 was filed on February 2, 1998 to present the financial statements of WAWD-EAP Automotive Products, Inc. for the three-year period ended August 31, 1997, and the required pro forma financial information.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BRAKE HEADQUARTERS U.S.A., INC.



                                       /s/ Joseph Ende
                                       -----------------------------------
                                       Joseph Ende, Chief Executive Officer


DATE: May 20, 1998

                                       /s/ Marc J. Ruskin
                                       ------------------------------------
                                       Marc J. Ruskin, Chief Financial Officer