Form 10-Q/A
period 1997-09-30
BRAKE HEADQUARTERS U S A INC
filed 1998-06-17
CIK 854551

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

            As a result of the foregoing, the Company recorded a net income for the three months ended September 30, 1997 of $14,694 or $.00 per share, as compared to a net income of $8,562, or $.00 per share for the three months ended September 30, 1996. For the nine months ended September 30, 1997, the Company's net income was $104,305 or $.02 per share, as compared to $63,353 or $.02 per share for the same period in 1996.


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


            Cash used in operations during the nine months ended September 30, 1997 was $635,793 as compared with $2,797,683 used in operations during the nine months ended September 30, 1996. This change was due mainly to the decrease in accounts receivable and inventory of $1,131,739 offset by the corresponding decrease in accounts payable and accrued expenses of $1,858,019, for the period ended September 30, 1997. During the comparable period in 1996, inventory and accounts receivable grew by $5,169,780, additionally accounts payable and accrued expense also grew by $2,078,910.

            Cash received from customers during the nine months ended September 30, 1997 amounted to $22,417,445, a decrease of $1,282,780, or 5.4 % over the same period in 1996. At the same time, cash paid to suppliers and employees during the nine months ended September 30, 1997 decreased by $3,408,908, or 13.2% over the same period in 1996 to $22,361,070, as the Company utilized the proceeds of sales to reduce accounts payable.


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