Form 10-Q/A
period 1998-03-31
BRAKE HEADQUARTERS U S A INC
filed 1998-06-19
CIK 854551

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                 Amendment No. 1

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

                                   FORM 10-Q/A

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
                                                                    ============            ============

                                  See Notes to Consolidated Financial Statements

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASHFLOWS

                                  (Unaudited)


                                                                                      Three Months Ended
                                                                                March 31, 1998      March 31, 1997
                                                                              ------------------  -----------------
Cash flows from operating activities:
    Cash received from customers                                                 $15,036,151          $ 7,822,715
    Cash paid to suppliers and employees                                          13,306,664)          (6,932,216)
    Interest paid                                                                   (462,310)            (202,083)
    Taxes paid                                                                      (396,172)             (28,322)
                                                                                  -----------         ------------
             Net cash provided by operating activities                               871,005              660,094
                                                                                  -----------         ------------
Cash flows from investing activities
    Capital expenditures                                                             (29,174)             (33,818)
    Loans to President                                                                     -               (5,000)
                                                                                  -----------         ------------
             Net cash used in investing activities                                   (29,174)             (38,818)
                                                                                  -----------         ------------

Cash flows from financing activities:
    Proceeds from sale of stock and warrants                                               -               77,200
    Repayments of notes payable and long term debt                                  (606,286)            (855,442)
    Principal payments on long-term debt                                             (42,602)             (34,499)
                                                                                  -----------         ------------
             Net cash used in financing activities                                  (648,888)            (812,741)
                                                                                  -----------         ------------

Net increase (decrease) in cash                                                      192,943             (191,465)
Cash at  beginning of period                                                          65,410              536,928
                                                                                  -----------         ------------
Cash at end of period                                                              $ 258,353            $ 345,463
                                                                                  ===========         ============
Reconciliation of net income to net cash used in operating activities:
    Net (loss) income                                                             $ (182,989)            $ 33,239
    Adjustments to reconcile net (loss) income to net cash provided by
    (used in) operating activities:
     Depreciation and amortization                                                    34,877               24,844
     Amortization of deferred credit                                                 (93,000)
     Amortization of financing costs                                                  25,242
     Provision for doubtful accounts                                                  56,085
     Gain on sale of marketable securities                                           (12,620)
     Changes in assets and liabilities:
            Accounts receivable                                                   (1,755,533)             309,208
            Inventory                                                              2,584,051            1,748,893
            Prepaid expenses and other current assets                                370,794               21,908
           Other assets                                                               17,921              (19,819)
           Accounts payable and accrued expenses                                     207,177           (1,458,179)
           Deferred tax Liability                                                   (381,000)                --
                                                                                  -----------         ------------

             Net cash provided by operating activities                             $ 871,005            $ 660,094
                                                                                  ===========         ============


Supplemental information of non-cash financing activities:

    During the quarter ended March 31, 1997, thirty thousand shares of common stock were issued to a merger and acquisition firm.  The fair value of the common stock issued was $296,250.

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

         Cash used in investing activities was $29,174 during the first quarter of 1998 compared with $38,818 in 1997. The change was primarily due to capital expenditures.

           Cash used in financing activities was $648,888 during the first quarter of 1998 compared with $812,741 in 1997. The Company repaid $606,286 of its credit line form the proceeds of the reduction in inventory.

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



                                       BRAKE HEADQUARTERS U.S.A., INC.



                                       /s/ Joseph Ende
                                       -----------------------------------
                                       Joseph Ende, Chief Executive Officer


DATE: June 19, 1998

                                       /s/ Marc J. Ruskin
                                       ------------------------------------
                                       Marc J. Ruskin, Chief Financial Officer