Form 10-K/A
period 1997-12-31
BRAKE HEADQUARTERS U S A INC
filed 1998-06-30
CIK 854551

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               Amendment No. 1
                                      to


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

         Cash used in investing activities was $8,912,260 during 1997 compared with $185,774 in 1996. The change was primarily due to increased capital expenditures of $279,410, and the acquisition of WAWD for $8,431,400 in 1997.

         Cash provided by financing activities was $8,050,816 during 1997 compared with $3,337,607 in 1996. The Company established a line of credit with a new bank which provided funds of $9,508,322 to replace two existing credit facilities totaling $9,396,877 which were repaid in November 1997. Additional borrowings were obtained for the acquisition of WAWD in the amount of $7,632,000, of this amount, $1,000,000 is in the form of one year 5% debentures which are convertible into common stock and one year 8% $600,000 promissory notes.

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

               BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

Independent Auditors' Report ...............................           F-1
Consolidated Financial Statements:
 Balance Sheets ............................................           F-2
 Statements of Operations ..................................           F-3
 Statements of Shareholders' Equity ........................           F-4
 Statements of Cash Flows ..................................           F-5
 Notes to Financial Statements .............................         F-6-F-14

                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997

 Balance Sheets ............................................           F-15
 Statements of Operations ..................................           F-16
 Statements of Cash Flows ..................................           F-17
 Notes to  Financial Statements ............................           F-18

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


DELOITTE & TOUCHE LLP


Stamford, Connecticut
March 20, 1998

               BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS




                                                                                          December 31
                                                                               ----------------------------------
                                                                                     1997               1996
                                                                               ----------------   ---------------
                                   ASSETS
Current Assets:
 Cash ......................................................................    $      65,410      $    536,928
 Accounts receivable, less allowance for doubtful accounts of $1,179,000
   and $372,000 ............................................................        8,910,085         7,252,018
 Inventory .................................................................       25,814,917        10,636,820
 Prepaid expenses and other current assets .................................          754,761           384,648
 Deferred tax asset ........................................................               --           375,000
                                                                                -------------      ------------
    Total current assets ...................................................       35,545,173        19,185,414
Property and Equipment -- net ..............................................        1,638,749         1,453,179
Other Assets ...............................................................          674,571           227,189
Due from President .........................................................           60,874            55,874
Deferred Tax Asset .........................................................          261,000           101,988
                                                                                -------------      ------------
    Total Assets ...........................................................    $  38,180,367      $ 21,023,644
                                                                                =============      ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable ..........................................................    $   6,546,436      $  4,639,419
 Accrued expenses and other current liabilities ............................        2,061,752           503,386
 Current portion of long-term debt .........................................        1,673,324         4,708,574
 Deferred tax liability ....................................................        1,526,000                --
                                                                                -------------      ------------
    Total current liabilities ..............................................       11,807,512         9,851,379
                                                                                -------------      ------------
Long-term Debt .............................................................       16,239,285         5,665,870
Deferred Credit ............................................................        3,684,404                --
                                                                                -------------      ------------
    Total liabilities ......................................................       31,731,201        15,517,249
                                                                                -------------      ------------
Shareholders' Equity:
 Series B preferred stock -- $.001 par value; authorized, issued and
   outstanding 1,000 shares ................................................                1                 1
 Common stock -- $.001 par value; authorized 6,000,000 and 20,000,000
   shares, issued and outstanding 4,563,321 and 4,209,384 shares ...........            4,563             4,209
 Additional paid-in capital ................................................       17,022,258        15,130,511
 Accumulated deficit .......................................................      (10,577,656)       (9,628,326)
                                                                                -------------      ------------
    Total shareholders' equity .............................................        6,449,166         5,506,395
                                                                                -------------      ------------
    Total Liabilities and Shareholders' Equity .............................    $  38,180,367      $ 21,023,644
                                                                                =============      ============

                 See Notes to Consolidated Financial Statements

               BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                        Year ended December 31,
                                                            ------------------------------------------------
                                                                 1997             1996             1995
                                                            --------------   --------------   --------------
Sales ...................................................    $ 33,155,500     $ 35,948,479     $ 32,383,302
 Less returns and allowances ............................       2,973,535        3,349,383        1,919,572
                                                             ------------     ------------     ------------
Net sales ...............................................      30,181,965       32,599,096       30,463,730
Cost of goods sold ......................................      21,237,021       24,275,020       22,407,116
                                                             ------------     ------------     ------------
Gross profit ............................................       8,944,944        8,324,076        8,056,614
Selling, general and administrative expenses ............      (9,627,498)      (8,083,225)      (7,486,924)
                                                             ------------     ------------     ------------
(Loss) income from operations ...........................        (682,554)         240,851          569,690
                                                             ------------     ------------     ------------
Other income (expense):
 Interest expense .......................................        (991,962)        (875,305)        (774,762)
 Other income ...........................................         148,186               --               --
                                                             ------------     ------------     ------------
    Total other income (expense) ........................        (843,776)        (875,305)        (774,762)
                                                             ------------     ------------     ------------
Loss before benefit for income taxes ....................      (1,526,330)        (634,454)        (205,072)
Benefit for income taxes ................................         577,000          168,000           26,000
                                                             ------------     ------------     ------------
Net loss ................................................    $   (949,330)    $   (466,454)    $   (179,072)
                                                             ------------     ------------     ------------
Net loss per basic and diluted common share .............    $       (.22)    $       (.13)    $       (.10)
                                                             ============     ============     ============
Weighted average number of common shares outstanding.....       4,379,941        3,616,311        3,058,968
                                                             ============     ============     ============


                 See Notes to Consolidated Financial Statements

               BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY





                                                  Preferred Stock                Common Stock
                                                Shares          Amount         Shares       Amount
                                           ---------------  -------------  -------------  ----------
Balance at January 1, 1995 ..............      2,000,000     $   500,000     2,621,467      $2,621
Conversion of Series A preferred
 stock ..................................     (2,000,000)       (500,000)    1,000,000       1,000
Foreign currency translation
 adjustment .............................             --              --            --          --
Dividends declared ......................             --              --            --          --
Issuance of common stock in
 connection with exercise of
 Class F warrants .......................             --              --        41,666          42
Employee Stock Bonus Plan ...............             --              --         3,064           3
Return of 1993 Escrow shares to
 treasury and retirement of such
 shares .................................             --              --      (250,000)       (250)
Net loss ................................             --              --            --          --
                                              ----------     -----------     ---------      ------
Balance at December 31, 1995 ............             --              --     3,416,197       3,416
                                              ==========     ===========     =========      ======
Proceeds from private placement .........             --              --       490,000         490
Exercise warrants .......................             --              --       200,000         200
Issuance of Series B preferred stock               1,000               1            --          --
Conversion of note payable ..............             --              --        91,300          91
Employee Stock Bonus Plan ...............             --              --         5,637           6
Acquisition of ABS ......................             --              --         6,250           6
Net loss ................................             --              --            --          --
                                              ----------     -----------     ---------      ------
Balance at December 31, 1996 ............          1,000               1     4,209,384       4,209
                                              ==========     ===========     =========      ======
Exercise of warrants ....................             --              --       214,000         214
Exercise of stock options ...............             --              --         8,000           8
Employee Stock Bonus Plan ...............             --              --         1,937           2
Acquisition of WAWD .....................             --              --       130,000         130
Fair value of warrants issued in
 connention with debt ...................             --              --            --          --
Net loss ................................             --              --            --          --
                                              ----------     -----------     ---------      ------
Balance at December 31, 1997 ............          1,000     $         1     4,563,321      $4,563
                                              ==========     ===========     =========      ======


                                                                               Cumulative
                                                                                Foreign
                                             Additional                         Currency         Total
                                               Paid-in        Accumulated     Translation    Shareholders'
                                               Capital          Deficit        Adjustment       Equity
                                           --------------  ----------------  -------------  --------------
Balance at January 1, 1995 ..............   $12,490,456     $  (8,870,070)     $   1,954      $4,124,961
Conversion of Series A preferred
 stock ..................................       499,000                --             --              --
Foreign currency translation
 adjustment .............................            --                --         (1,954)         (1,954)
Dividends declared ......................            --          (112,730)            --        (112,730)
Issuance of common stock in
 connection with exercise of
 Class F warrants .......................        16,625                --             --          16,667
Employee Stock Bonus Plan ...............         7,929                --             --           7,932
Return of 1993 Escrow shares to
 treasury and retirement of such
 shares .................................           250                --             --              --
Net loss ................................            --          (179,072)            --        (179,072)
                                            -----------     -------------      ---------      ----------
Balance at December 31, 1995 ............    13,014,260        (9,161,872)            --       3,855,804
                                            ===========     =============      =========      ==========
Proceeds from private placement .........     1,011,904                --             --       1,012,394
Exercise warrants .......................       759,800                --             --         760,000
Issuance of Series B preferred stock             49,999                --             --          50,000
Conversion of note payable ..............       257,909                --             --         258,000
Employee Stock Bonus Plan ...............         8,520                --             --           8,526
Acquisition of ABS ......................        28,119                --             --          28,125
Net loss ................................            --          (466,454)            --        (466,454)
                                            -----------     -------------      ---------      ----------
Balance at December 31, 1996 ............    15,130,511        (9,628,326)            --       5,506,395
                                            ===========     =============      =========      ==========
Exercise of warrants ....................       812,986                --             --         813,200
Exercise of stock options ...............        23,992                --             --          24,000
Employee Stock Bonus Plan ...............        13,649                --             --          13,651
Acquisition of WAWD .....................       961,120                --             --         961,250
Fair value of warrants issued in
 connention with debt ...................        80,000                --             --          80,000
Net loss ................................            --          (949,330)            --        (949,330)
                                            -----------     -------------      ---------      ----------
Balance at December 31, 1997 ............   $17,022,258     $ (10,577,656)     $      --      $6,449,166
                                            ===========     =============      =========      ==========


                 See Notes to Consolidated Financial Statements

               BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year ended December 31,
                                                                   ------------------------------------------------------
                                                                         1997               1996               1995
                                                                   ----------------   ----------------   ----------------
Cash flows from operating activities:
 Cash received from customers ..................................    $  28,759,780      $  31,267,820      $  28,526,134
 Cash paid to suppliers and employees ..........................      (27,274,386)       (33,040,889)       (29,740,631)
 Interest paid .................................................         (967,109)          (854,759)          (757,394)
 Taxes paid ....................................................         (128,359)           (30,753)          (733,096)
                                                                    -------------      -------------      -------------
       Net cash provided by (used in) operating
         activities ............................................          389,926         (2,658,581)        (2,704,987)
                                                                    -------------      -------------      -------------
Cash flows from investing activities:
 Capital expenditures ..........................................         (279,410)          (109,399)          (852,431)
 Purchases of marketable securities ............................         (413,768)                --                 --
 Proceeds from sales of marketable securities ..................          217,318                 --                 --
 Acquisition of ABS ............................................               --             (9,375)                --
 Acquisition of WAWD ...........................................       (8,431,400)                --                 --
 Loans to President ............................................           (5,000)           (67,000)           (72,000)
                                                                    -------------      -------------      -------------
       Net cash used in investing activities ...................       (8,912,260)          (185,774)          (924,431)
                                                                    -------------      -------------      -------------
Cash flows from financing activities:
 Proceeds from sale of stock and warrants ......................          930,851          1,780,920              7,932
 Borrowings ....................................................       17,071,054          4,919,974          3,650,376
 Principal payments on long-term debt ..........................       (9,532,889)        (3,363,287)           (21,032)
 Financing costs ...............................................         (418,200)                --                 --
                                                                    -------------      -------------      -------------
       Net cash provided by financing activities ...............        8,050,816          3,337,607          3,637,276
                                                                    -------------      -------------      -------------
Effect of exchange rate changes on cash ........................               --                 --             (1,954)
Cash acquired from ABS aquisition ..............................               --             25,781                 --
                                                                    -------------      -------------      -------------
Net (decrease) increase in cash ................................         (471,518)           519,033              5,904
Cash at beginning of year ......................................          536,928             17,895             11,991
                                                                    -------------      -------------      -------------
Cash at end of year ............................................    $      65,410      $     536,928      $      17,895
                                                                    =============      =============      =============
Reconciliation of net loss to net cash used in operating
 activities:
 Net loss ......................................................    $    (949,330)     $    (466,454)     $    (179,072)
 Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
    Depreciation and amortization ..............................           93,840             73,584            186,675
    Amortization of deferred credit ............................          (47,700)                --                 --
    Amortization of financing costs ............................           37,390                 --                 --
    Provision for doubtful accounts ............................          892,069            480,623            617,891
   Gain on sale of marketable securities .......................          (49,426)                --                 --
    Deferred income tax benefit ................................       (1,086,000)           (37,000)          (154,000)
    Changes in assets and liabilities (net of business
      acquisitions):
      Accounts receivable ......................................        2,285,846         (1,989,524)        (1,937,596)
      Inventory ................................................         (839,388)        (2,648,689)        (1,593,795)
      Prepaid expenses and other current assets ................          149,887             21,206           (354,728)
      Other assets .............................................          (66,572)            49,126            (51,766)
      Accounts payable and accrued expenses ....................          (30,690)         1,858,547            761,404
                                                                    -------------      -------------      -------------
       Net cash provided by (used in) operating
         activities ............................................    $     389,926      $  (2,658,581)     $  (2,704,987)
                                                                    =============      =============      =============
Supplemental cash flow information:
 Businesses acquired:
   Fair value of assets acquired ...............................    $  19,448,815      $      37,500
                                                                    -------------      -------------
   Cash paid ...................................................        8,431,400              9,375
   Common stock issued .........................................          961,250             28,125
                                                                    -------------      -------------
       Total purchase price ....................................    $   9,392,650      $      37,500
                                                                    -------------      -------------
   Liabilities assumed .........................................    $   6,324,065      $          --
   Negative goodwill (classified as a deferred credit) .........    $   3,732,100      $          --

                See Notes to Consolidated Financial Statements

               BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

     Business activity -- Brake Headquarters U.S.A., Inc. and subsidiaries (the "Company"). The Company is a publicly-owned holding company, substantially all of its current business operations are conducted through two of its wholly-owned subsidiaries, Sanyo Automotive Parts, Ltd. ("Sanyo") and WAWD, Inc. ("WAWD"). Sanyo is a New York corporation formed in 1976, which is currently doing business under the name Brake Headquarters. WAWD, a California corporation acquired by way of a merger on November 17, 1997, is an importer and distributor of high-line European and Asian automotive aftermarket parts. Other operating subsidiaries include Quality First Brakes, Inc., a wholly-owned Delaware subsidiary of the Company ("Quality First"), formed in August 1995, which owns Fifteen Inc., Thirty Three Inc. and Thirty Nine Inc., and are wholesale warehouses for "undercar" parts; ABS Brakes, Inc. ("ABS"), an assembler of domestic brake pads is a wholly-owned New York subsidiary acquired in August 1996.

     Principles of consolidation -- The consolidated financial statements include the accounts of Brake Headquarters U.S.A., Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     Inventory -- Finished goods inventory, consisting of brake systems, engine parts, and accessories, is stated at the lower of cost (first-in, first-out method) or market.

     Depreciation -- Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets (5 to 40 years). Leasehold improvements are amortized over the lesser of the term of the respective lease or the estimated useful lives of the improvements (10 to 40 years).

     Income taxes -- The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

     Concentration of credit risk -- The Company's customer base consists primarily of retailers, wholesalers and installers of automotive replacement parts throughout North America. On a geographic basis, no area has a disproportionate concentration of credit risk. During the years ended December 31, 1997, 1996 and 1995, less than 10% of the Company's sales were derived from foreign customers. Although the Company is directly affected by the well-being of the replacement parts industry, management does not believe significant credit risk exists at December 31, 1997. The Company performs ongoing credit evaluations of its customers' financial condition. When amounts on specific accounts receivable are judged to be uncollectable by management, those amounts are charged to the allowance for doubtful accounts. During the year ended December 31, 1997, no single customer accounted for more than 10% of net sales. During the years ended December 31, 1996 and 1995, the Company had sales to one customer that accounted for approximately 28% and 17%, respectively, of the Company's net sales. In the fourth quarter of 1996, this customer informed the Company it was consolidating vendors and therefore would no longer use the Company as a prime supplier. In the fourth quarter of 1996, the Company incurred costs of approximately $284,000 relating to the relabeling and freight costs associated with the loss of this customer.

     Financing Costs -- During the year ended December 31, 1997, the Company incurred $418,000 of costs in connection with debt financings (see Note 3). These costs are being amortized over the terms of the respective financings.

     Adoption of Statement of Financial Accounting Standards No. 128 -- During 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding (including shares held in escrow, see Note 2 ) and dilutive common equivalent shares (common stock options) outstanding. The net loss used in the determination of the loss per share in 1995 has been adjusted for the $112,730 preferred stock dividend.

               BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

Note 1. PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

     Management estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.


     Disclosure about Fair Value of Financial Instruments -- The fair value of the Company's credit facilities approximate fair value and is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.


     Supplemental cash flow information of non-cash activities --

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


     Reclassifications -- Certain reclassifications were made to the prior years' financial statements to conform with the current year presentation.


Note 2. ACQUISITIONS


     In November 1997, in a series of transactions, the Company acquired by way of merger substantially all of the assets and certain liabilities of WAWD, a wholly-owned subsidiary of Echlin, Inc., for a total purchase price (including acquisition costs) of $8,431,400 in cash and 130,000 shares of the Company's common stock valued at $961,250. Fifty thousand of the shares issued are being held in escrow for up to 15 months as security for certain indemnification obligations. The shares held in escrow retain all voting and dividend rights and are included in common shares outstanding at December 31, 1997. The Company has accounted for the acquisition of WAWD under the purchase method of accounting and the results of operations of WAWD have been included in the 1997 statement of operations since its date of acquisition. The excess of the estimated fair market value of the net assets acquired over the purchase price was first utilized to reduce long-term assets acquired with the remaining excess of $3,732,100 recorded as a deferred credit (negative goodwill), which is being amortized over a 10 year period. Amortization of the deferred credit was $47,700 during the year ended December 31, 1997, which is included in selling, general and administrative expenses.


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

               BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

Note 2. ACQUISITIONS  -- (Continued)

     The following summarized, unaudited pro forma results of operations assume the WAWD acquisition occurred at the beginning of the respective year.



                                               1997             1996
                                          --------------   --------------
       Net sales ......................    $67,921,337      $74,957,575
       Net loss .......................    $  (919,491)     $  (336,725)
       Net loss per basic and
        diluted common share ..........    $      (.21)     $      (.09)


Note 3. LONG-TERM DEBT


     Long-term debt consists of the following:




                                                                  1997            1996
                                                             -------------   -------------
       Line of credit (a) ................................   $ 9,508,322     $4,546,556
       Note payable -- credit facility (b) ...............            --      4,850,321
       Line of credit -- WAWD (c) ........................     6,032,732             --
       Convertible subordinated debentures (d) ...........       930,000             --
       Promissory notes (e) ..............................       600,000             --
       Mortgages -- Fairfield, IL. facility (f) ..........       611,060        694,867
       Capital lease (g) .................................       230,495        282,700
                                                             -----------     ----------
                                                              17,912,609     10,374,444
          Less current portion ...........................     1,673,324      4,708,574
                                                             -----------     ----------
                                                             $16,239,285     $5,665,870
                                                             ===========     ==========


   (a) In November 1997, the Company entered into an agreement with a bank to provide a three year line of credit of $12 million. The maximum availability under this agreement at December 31, 1997 was $10,329,000. At the Company's option, the line of credit bears interest at prime or 2 1/4% over LIBOR. The line of credit availability is based upon specified levels of accounts receivable and inventory. The line of credit is collateralized by substantially all of the assets of the Company (except for the assets of WAWD). Proceeds from the line of credit were used to repay the previous line of credit and the note payable -- credit facility.

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

           At December 31, 1996, the Company was in default of several of the covenants of the note-payable -- credit facility, however, the bank provided the Company with a waiver through June 30,

               BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

Note 3. LONG-TERM DEBT  -- (Continued)

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


Annual maturities of long-term debt are as follows:




                Year ending December 31,
                  1998 .................   $ 1,673,324
                  1999 .................       132,138
                  2000 .................    15,684,605
                  2001 .................       110,827
                  2002 .................        69,040
                  Thereafter ...........       242,675
                                           -----------
                                           $17,912,609
                                           ===========

Note 4. SHAREHOLDERS' EQUITY


     Escrow Agreement -- Pursuant to a July 1992 agreement between the Company and the Company's President, in 1995, 250,000 shares held by the Company's President were returned to the treasury of the Company. Since the Company attained the 1994 pre-tax income levels, as defined, 125,000 shares were released from an escrow account to the President and 41,666 Class F warrants were exercised during 1995. The President disputed a prior forfeiture of shares, but waived any claims he had against the Company in exchange for the July 1995 grant of a non-qualified stock option to purchase 180,000 shares of Common Stock at $3.00 per share expiring on July 20, 2000 under the 1995 Plan.

               BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

Note 4. SHAREHOLDERS' EQUITY  -- (Continued)

     Preferred Stock -- In March 1996, the Company amended its Certificate of Incorporation to authorize the issuance of 1,000 shares of Series B preferred stock to be held by the President. The amendment also eliminated all remaining authorized shares of Series A preferred stock. Dividends payable to the President from the Series A preferred stock were offset in part, by the purchase of the Series B preferred stock for $50,000. As the sole shareholder of the Series B preferred stock, which will vote as a separate class, the President has the exclusive right to elect a majority of the Company's Board of Directors until the earlier of the redemption date of March 31, 2001 or the reporting by the Company of at least $75,000,000 in revenue for any year through December 31, 2000. In the event of any liquidation, dissolution or winding-up, the holder of Series B preferred stock will be entitled to an aggregate preference of $50,000, his basis in the stock; any remaining proceeds of liquidation will be distributed pro rata to holders of the common stock.

     In March 1998, the Board of Directors and the Shareholders of the Company, authorized 1,000,000 shares of preferred stock, in one or more series as the Board of Directors determines without further shareholder approval.

     Common Stock -- In February 1998, the Company increased its authorized shares of common stock to 12,000,000 from 6,000,000 which was previously changed from 20,000,000 in March 1996.

     Private Placement -- In July 1996, the Company signed an agreement with a consultant to raise an estimated $5 million through the issuance of common stock and warrants. In August 1996, the Company completed raising additional capital through a private placement by selling 490,000 units at a purchase price of $2.50 per unit. Each unit consists of one share of common stock and two Redeemable Common Stock Purchase Warrants each to purchase one share of common stock of the Company at $3.80 per share until the third anniversary of the initial closing. The Company has received net proceeds of approximately $2,586,000 as of December 31, 1997 from the sale of units and exercise of 414,000 warrants.

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

               BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

Note 4. SHAREHOLDERS' EQUITY  -- (Continued)

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

     A summary of stock option transactions under employee stock option plans for each of the three years in the period ended December 31, 1997 are as follows:



                                                         Weighted Average
                                            Options       Exercise Price
                                          -----------   -----------------
Outstanding January 1, 1995 ...........     132,000          $ 2.50
 Granted ..............................     186,000            2.98
 Canceled .............................      (3,000)           2.50
                                            -------
Outstanding December 31, 1995 .........     315,000            2.78
 Granted ..............................      91,000            4.71
                                            -------
Outstanding December 31, 1996 .........     406,000            3.21
 Granted ..............................     302,000            6.69
 Exercised ............................      (8,000)           3.00
                                            -------
Outstanding December 31, 1997 .........     700,000            4.72
                                            =======
Exercisable:
 December 31, 1996 ....................     175,000            3.24
                                            =======
 December 31, 1997 ....................     253,000            3.36
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

               BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

Note 4. SHAREHOLDERS' EQUITY  -- (Continued)

     The following tables summarize information about stock options outstanding at December 31, 1997:

                                    Options Granted                   Options Exercisable
                        ----------------------------------------   -------------------------
                                          Weighted     Weighted                     Weighted
                                          Average       Average                     Average
       Range of             Number       Remaining     Exercise        Number       Exercise
   Exercise Prices       Outstanding        Life         Price      Exercisable      Price
---------------------   -------------   -----------   ----------   -------------   ---------
    $2.25 - $3.00          331,000      2.4 years     $ 2.79          186,000      $ 2.66
     3.75 - 5.63            67,000      3.9 years       5.32           67,000        5.32
     6.69 - 6.75           302,000      6.0 years       6.69               --          --
                           -------      -----------   ------          -------      ------
                           700,000      4.1 years     $ 4.72          253,000      $ 3.36
                           =======      ===========   ======          =======      ======

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

                                                   1997             1996             1995
                                              --------------   --------------   --------------
Net loss applicable to common shareholders
 As reported ..............................    $   (949,330)     $ (466,454)      $ (291,802)
 Pro forma ................................      (1,215,430)       (563,298)        (317,905)
Net loss per basic and diluted common share
 As reported ..............................    $       (.22)     $     (.13)      $     (.10)
 Pro forma ................................            (.28)           (.16)            (.10)

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

Note 5. INCOME TAXES


     Provision (benefit) for income taxes consists of the following:


                           1997            1996             1995
                      -------------   --------------   -------------
Federal:
 Current ..........    $  353,000       $ (176,000)     $   81,000
 Deferred .........      (849,000)         (34,000)       (123,000)
                       ----------       ----------      ----------
                         (496,000)        (210,000)        (42,000)
                       ----------       ----------      ----------
State and Local:
 Current ..........       156,000           45,000          47,000
 Deferred .........      (237,000)          (3,000)        (31,000)
                       ----------       ----------      ----------
                          (81,000)          42,000          16,000
                       ----------       ----------      ----------
                       $ (577,000)      $ (168,000)     $  (26,000)
                       ==========       ==========      ==========

               BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

Note 5. INCOME TAXES  -- (Continued)

     The total provision (benefit) for income taxes differs from that amount which would be computed by applying the U.S. federal tax rate to the loss before income taxes. The reasons for these differences are as follows:



                                                                   1997            1996            1995
                                                                  ------          -------         ------
Statutory federal income tax rate .............................   (34.0)%         (34.0)%         (34.0)%
State and local income taxes, net of federal benefit ..........   ( 4.2)            4.8             7.7
Permanent and other differences ...............................      .4             2.8            13.6
                                                                  -----           -----           -----
                                                                  (37.8)%         (26.4)%         (12.7)%
                                                                  =====           =====           =====

     The tax effects of temporary differences that give rise to significant portions of deferred tax (liability) asset consist of the following:



                                                     1997             1996
                                                 ------------      --------
Inventory ..................................     $ (1,463,000)     $272,000
Accounts receivable ........................          (67,000)      103,000
Depreciation ...............................          (13,000)       15,000
Accruals not currently deductible ..........          203,000        58,000
Other ......................................           75,000        29,000
                                                 ------------      --------
                                                 $ (1,265,000)     $477,000
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

Note 7. COMMITMENTS AND CONTINGENCIES

     The Company leases warehouse and office space under noncancelable operating leases. Aggregate future minimum lease payments are as follows:



Year ending December 31,
    1998 ..............................................    $1,275,033
    1999 ..............................................       715,746
    2000 ..............................................       390,390
    2001 ..............................................       245,536
    2002 ..............................................       201,229
  Thereafter ..........................................         1,200
                                                           ----------
                                                           $2,829,134
                                                           ==========


     Rent expense for the years ended December 31, 1997, 1996 and 1995 amounted to $495,000, $440,000 and $354,000, respectively, which includes $280,500,
$312,000 and $312,000, respectively, which was paid to the Company's President.

               BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

Note 7. COMMITMENTS AND CONTINGENCIES  -- (Continued)

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
                                                                       ============            ============

                                See Notes to Consolidated Financial Statements

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                              Three Months Ended
                                                                   March 31, 1998           March 31, 1997
                                                                   --------------           --------------
Sales                                                               $ 17,179,005            $  8,144,874
   Less returns and allowances                                          (790,496)               (613,454)
                                                                    ------------            ------------
Net sales                                                             16,388,509               7,531,420
Cost of goods sold                                                    11,679,601               5,620,325
                                                                    ------------            ------------

Gross profit                                                           4,708,908               1,911,095

 Selling, general and administrative expenses                          4,566,872               1,769,619
                                                                    ------------            ------------

Income from operations                                                   142,036                 141,476
                                                                    ------------            ------------

Other income (expense):
    Other income                                                          12,620                 114,846
    Interest expense                                                    (448,645)               (202,083)
                                                                    ------------            ------------
                                                                        (436,025)                (87,237)
                                                                    ------------            ------------


(Loss) income before benefit (provision) for income taxes               (293,989)                 54,239


Benefit (provision) for income taxes                                     111,000                 (21,000)
                                                                    ------------            ------------

Net (loss) income                                                   $   (182,989)           $     33,239
                                                                    ============            ============

Net (loss) income per basic and diluted share                       $       (.04)           $        .01
                                                                    ============            ============


Weighted average number of common shares outstanding                   4,563,321               4,219,284
                                                                    ============            ============

                                  See Notes to Consolidated Financial Statements

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASHFLOWS

                                  (Unaudited)

                                                                                      Three Months Ended
                                                                                March 31, 1998      March 31, 1997
                                                                              ------------------  -----------------
Cash flows from operating activities:
    Cash received from customers                                                 $15,036,151          $ 7,822,715
    Cash paid to suppliers and employees                                          13,306,664)          (6,932,216)
    Interest paid                                                                   (462,310)            (202,083)
    Taxes paid                                                                      (396,172)             (28,322)
                                                                                  -----------         ------------
             Net cash provided by operating activities                               871,005              660,094
                                                                                  -----------         ------------

Cash flows from investing activities:
    Capital expenditures                                                             (29,174)             (33,818)
    Loans to President                                                                     -               (5,000)
                                                                                  -----------         ------------
             Net cash used in investing activities                                   (29,174)             (38,818)
                                                                                  -----------         ------------

Cash flows from financing activities:
    Proceeds from sale of stock and warrants                                              --               77,200
    Repayments of notes payable and long term debt                                  (606,286)            (855,442)
    Principal payments on long-term debt                                             (42,602)             (34,499)
                                                                                  -----------         ------------
             Net cash used in financing activities                                  (648,888)            (812,741)
                                                                                  -----------         ------------

Net increase (decrease) in cash                                                      192,943             (191,465)
Cash at  beginning of period                                                          65,410              536,928
                                                                                  -----------         ------------
Cash at end of period                                                              $ 258,353            $ 345,463
                                                                                  ===========         ============
Reconciliation of net income to net cash used in operating activities:
    Net (loss) income                                                             $ (182,989)            $ 33,239
    Adjustments to reconcile net (loss) income to net cash provided by
    (used in) operating activities:
     Depreciation and amortization                                                    34,877               24,844
     Amortization of deferred credit                                                 (93,000)                  --
     Amortization of financing costs                                                  25,242                   --
     Provision for doubtful accounts                                                  56,085                   --
     Gain on sale of marketable securities                                           (12,620)                  --
     Changes in assets and liabilities:
           Accounts receivable                                                    (1,755,533)             309,208
           Inventory                                                               2,584,051            1,748,893
           Prepaid expenses and other current assets                                 370,794               21,908
           Other assets                                                               17,921              (19,819)
           Accounts payable and accrued expenses                                     207,177           (1,458,179)
           Deferred tax Liability                                                   (381,000)                  --
                                                                                  -----------         ------------

             Net cash provided by operating activities                             $ 871,005            $ 660,094
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

         The Company agreed to repay $500,000 of the 5% Convertible Subordinated Debentures issued in November 1997, and the Company is waiting for approval from its senior lender.


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
