Form 10-Q/A
period 1997-03-31
BRAKE HEADQUARTERS U S A INC
filed 1998-07-15
CIK 854551

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                     For the Quarter ended March 31, 1997 or

             []Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

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


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. __X__ Yes ____ No


                  Class                          Outstanding at May 12, 1997
--------------------------------------           ---------------------------
Common Stock $.001 par value                              4,362,671
Class A Common Stock Purchase Warrants

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BRAKE HEADQUARTERS U.S.A. INC.
                                      Registrant



                                      By: /s/ Joseph Ende
                                          ------------------------------------
                                          Joseph Ende, Chief Executive Officer




Dated: July 15, 1998                  By: /s/ Marc Ruskin
                                          ------------------------------------
                                          Marc Ruskin, Chief Financial Officer