Form 10-Q/A
period 1997-06-30
BRAKE HEADQUARTERS U S A INC
filed 1998-07-15
CIK 854551

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 2

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                     For the Quarter ended June 30, 1997 or

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


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for past 90 days. X Yes    No
                                                              ---    ---

                 Class
          ------------------
Common Stock $.001 par value                       Outstanding at August 6, 1997
Class A Common Stock Purchase Warrants             -----------------------------
                                                              4,362,671

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