Form 10-Q
period 1998-06-30
BRAKE HEADQUARTERS U S A INC
filed 1998-08-20
CIK 854551

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [ X ] Quarterly Report Pursuant To Section 13 or 15[d] Of The
                         Securities Exchange Act Of 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

YES __X___  NO ____


            Class                               Outstanding at August  17, 1998
--------------------------------------          -------------------------------
Common Stock, $.001 par value                              4,915,648
Class A Common Stock Purchase Warrants

                         BRAKE HEADQUARTERS U.S.A., INC.

                                    FORM 10-Q

                                QUARTERLY REPORT
                                  June 30, 1998
________________________________________________________________________________


                                                                        Page No.
                                                                        --------
PART I -  FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements -

                Consolidated Balance Sheets -  June 30, 1998
                (Unaudited) and December 31, 1997 ......................    3

                Consolidated Statements of Operations For The
                Three and Six Months Ended June 30, 1998
                and June 30, 1997 (Unaudited)...........................    4

                Consolidated Statements of Cash Flows For The
                Six Months Ended June 30, 1998
                and June 30, 1997 (Unaudited)...........................    5

                Notes to Consolidated Financial Statements (Unaudited)..  6-7

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................  7-9


PART II - OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K........................   10

                Signatures..............................................   11

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
________________________________________________________________________________

                                                                  June 30, 1998
                                                                   (Unaudited)     December 31, 1997
                                                                  -------------    -----------------
ASSETS

Current Assets:
     Cash ....................................................     $    536,573      $     65,410
     Accounts receivable, less allowance for doubtful
        accounts of $1,108,000 and $1,179,000 ................       10,701,957         8,910,085
     Inventory ...............................................       22,037,680        25,814,917
     Prepaid expenses and other current assets ...............          749,263           754,761
     Deferred tax asset ......................................          273,169              --
                                                                   ------------      ------------
        Total current assets .................................       34,298,642        35,545,173

Property and Equipment - net .................................        1,671,937         1,638,749
Other Assets .................................................        1,569,719           674,571
Due from President ...........................................           62,524            60,874
Deferred Tax Asset ...........................................           79,634           261,000
                                                                   ------------      ------------
        Total assets .........................................     $ 37,682,456      $ 38,180,367
                                                                   ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ........................................     $  7,472,915      $  6,546,436
     Accrued expenses and other current liabilities ..........        1,720,953         2,061,752
     Current portion of long-term debt .......................       12,512,863         1,673,324
     Current tax liability ...................................          781,583              --
     Deferred tax liability ..................................             --           1,526,000
                                                                   ------------      ------------
        Total current liabilities ............................       22,488,314        11,807,512
                                                                   ------------      ------------
Long-term Debt ...............................................        5,568,028        16,239,285
Deferred Credit ..............................................        3,516,531         3,684,404
                                                                   ------------      ------------
        Total liabilities ....................................       31,572,873        31,731,201
                                                                   ------------      ------------
Shareholders' Equity:
      Preferred Stock - $.001 par value; authorized ..........             --                --
         1,000,000 shares, none issued
     Series B preferred stock - $.001 par value; authorized,
         issued and outstanding 1,000 shares .................                1                 1
     Common stock - $.001 par value; authorized 12,000,000
        shares, issued and outstanding 4,577,929 and 4,563,321            4,566             4,563
        shares
     Additional paid-in capital ..............................       17,504,696        17,022,258
     Accumulated deficit .....................................      (11,399,680)      (10,577,656)
                                                                   ------------      ------------
        Total shareholders' equity ...........................        6,109,583         6,449,166
                                                                   ------------      ------------
        Total Liabilities and Shareholders' Equity ...........     $ 37,682,456      $ 38,180,367
                                                                   ============      ============

                 See Notes to Consolidated Financial Statements

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
________________________________________________________________________________

                                                                           Six Months                       Three Months
                                                                             ended                             ended
                                                                            June 30,                          June 30,
                                                                   1998              1997              1998             1997
                                                              ------------      ------------      ------------      ------------
Sales ...................................................     $ 36,904,328      $ 15,553,806      $ 19,725,323      $  7,408,932
   Less returns and allowances ..........................       (2,108,363)         (939,410)       (1,317,867)         (325,956)
                                                              ------------      ------------      ------------      ------------
Net sales ...............................................       34,795,965        14,614,396        18,407,456         7,082,976
Cost of goods sold ......................................       24,712,489        10,734,881        13,032,888         5,114,556
                                                              ------------      ------------      ------------      ------------
Gross profit ............................................       10,083,476         3,879,515         5,374,568         1,968,420

 Selling, general and administrative expenses ...........       10,064,064         3,448,487         5,497,192         1,693,714
                                                              ------------      ------------      ------------      ------------
Income (loss) from operations ...........................           19,412           431,028          (122,624)          274,706
                                                              ------------      ------------      ------------      ------------
Other income (expense):
    Other income (expense) ..............................          (37,903)          132,427           (50,523)           32,427
    Interest expense ....................................       (1,322,898)         (414,085)         (874,253)         (212,002)
                                                              ------------      ------------      ------------      ------------
                                                                (1,360,801)         (281,658)         (924,776)         (179,575)
                                                              ------------      ------------      ------------      ------------
(Loss) income before benefit (provision) for income taxes       (1,341,389)          149,370        (1,047,400)           95,131
Benefit (provision) for income taxes ....................          519,365           (59,748)          408,365           (38,748)
                                                              ------------      ------------      ------------      ------------
Net (loss) income .......................................     $   (822,024)     $     89,622      $   (639,035)     $     56,383
                                                              ============      ============      ============      ============
Net (loss) income per basic and diluted share ...........     $      (0.18)     $       0.02      $       (.14)     $       0.01
                                                              ============      ============      ============      ============
Weighted average number of common shares outstanding ....        4,567,564         4,264,828         4,571,807         4,329,106
                                                              ============      ============      ============      ============

                 See Notes to Consolidated Financial Statements

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                                  (Unaudited)
________________________________________________________________________________

                                                                                   Six Months Ended
                                                                           June 30, 1998    June 30, 1997
                                                                           -------------    -------------
Cash flows from operating activities:
    Cash received from customers .....................................     $ 34,433,889      $ 15,422,655
    Cash paid to suppliers and employees .............................      (33,142,284)      (14,394,760)
    Interest paid ....................................................         (814,063)         (428,370)
    Taxes paid .......................................................         (826,301)          (39,582)
                                                                           ------------      ------------
        Net cash (used in) provided by operating activities ..........         (348,759)           559,943
                                                                           ------------      ------------
Cash flows from investing activities:
    Capital expenditures .............................................         (104,716)          (60,758)
    Loans to President ...............................................               --            (5,000)
    Notes receivable from the sale of subsidiary ......................          925,185             --
                                                                           ------------      ------------
        Net cash (used in) investing activities ......................          720,469           (65,758)
                                                                           ------------      ------------
Cash flows from financing activities:
    Proceeds from sale of stock and warrants .........................            2,438           457,200
    Proceeds from issuance of debt ...................................        1,398,000           114,546
    Repayments of notes payable and long term debt ...................       (1,300,985)       (1,271,363)
                                                                           ------------      ------------
        Net cash provided by (used in) financing activities ..........           99,453          (699,617)
                                                                           ------------      ------------

Net increase (decrease) in cash ......................................          471,163          (205,432)
Cash at  beginning of period .........................................           65,410           536,928
                                                                           ------------      ------------
Cash at end of period ................................................     $    536,573      $    331,496
                                                                           ============      ============
Reconciliation of net income to net cash used in operating activities:
    Net (loss) income ................................................     $   (822,024)     $     89,622
    Adjustments to reconcile net (loss) income to net cash provided by
         (used in) operating activities:
     Depreciation and amortization ...................................           55,357            51,708
     Amortization of deferred credit .................................         (167,873)             --
     Amortization of financing costs .................................           63,666              --
     Provision for doubtful accounts .................................          503,734              --
     Gain on sale of subsidiary ......................................          (94,879)             --
     Gain on sale of marketable securities ...........................          (17,217)             --
     Changes in assets and liabilities: (net of business disposition)
            Accounts receivable ......................................       (2,343,646)          808,259
            Inventory ................................................        3,147,202         1,993,678
            Prepaid expenses and other current assets ................          (14,951)           93,726
           Other assets ..............................................          892,632           (15,740)
           Accounts payable and accrued expenses .....................          234,499        (2,461,310)
                                                                           ------------      ------------
        Net cash (used in) provided by operating activities ..........     $   (348,759)     $    559,943
                                                                           ============      ============

Supplemental information of non-cash financing activities:

    During the six months ended June 30, 1997, thirty thousand shares of common stock were issued to a merger and acquisition firm. The fair value of the common stock issued was $296,250. A non cash expense of $480,000 was recorded during the quarter ended June 30, 1998 for the issuance of convertible subordinated debentures.

                 See Notes to Consolidated Financial Statements

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1

Basis of Presentation
---------------------

           The accompanying unaudited consolidated financial statements of Brake Headquarters U.S.A., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. There has been no significant changes of accounting policies since December 31, 1997.


Note 2

Debt
----

         The Company was in technical default under one of its credit facilities which existed at June 30, 1998. The bank has issued a waiver for the default through September 30, 1998. The Company has classified $9,338,000 of debt as a current liability as of June 30, 1998.

         On April 29, 1998, the Company completed a private financing of $1,500,000 principal amount of 8% subordinated convertible debentures due April 30, 2000 (the "Debentures"). The two foreign investors (the "Purchasers") also received five-year warrants to purchase an aggregate of 15,000 shares of Common Stock exercisable at $3.93 per share. The Debentures are convertible, commencing the earlier of 60 days from the date of closing or the effective date of a Registration Statement covering the shares of Common Stock underlying the Debentures and Warrants, at a conversion rate equal to the greater of (a) the lower of (i) 80% of the Market Price on the Conversion Date, or (ii) $3.77; or
(b) the Floor Price of $2.00 per share. The Debentures are redeemable, with the consent of one of the Company's lenders, at any time at 120% of their principal amount plus all accrued interest and are also subject to redemption by the Company if the market price falls below the Floor Price. In the event the Company fails to redeem, the Purchasers may convert all or any part of the Debentures without there being a Floor Price.

         The Company and the Purchasers have agreed to sell and purchase, respectively, up to an additional $4 million principal amount of Debentures during the next 12 months provided certain market conditions are met. The Company also granted the Purchasers a Right of First Refusal on any transaction for the sale of Common Stock or securities convertible into Common Stock.

Note 3

Stockholders' Equity
--------------------

         In April 1998, the Company increased the authorized shares of common stock from 6,000,000 to 12,000,000 shares. Additionally, the Board of Directors and the shareholders of the Company authorized 1,000,000 shares of preferred stock, $.001 par value, in one or more series at the discretion of the Board of Directors.

Note 4

Commitments
-----------

         In May 1998, the Company entered into a 5 year agreement to lease new facilities at its San Francisco, CA. location. The monthly lease payment is $22,204 plus annual increases, which is comparable to the prior lease agreements.

Note 5

Other Income Expense
--------------------

         The Company has recorded additional interest expense during the second quarter of $480,000 relating to private placements. The Company also recorded a gain from the sale of a subsidiary of approximately $95,000. The Company has accepted notes receivable and a personal guarantee for the sale. The Company has received a security interest in substantially all assets of the purchaser. A reserve of $150,000 has been recorded against certain fixed assets, which may have to be written off.

Note 6

Provision for doubtful accounts
-------------------------------

         The Company has recorded a provision for doubtful accounts of $503,000 through the second quarter.


Item 2. Management's Discussion and Analysis Of Financial Condition And Results Of Operations

           The following should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997 and the related notes.


Material Changes in Results of Operations

Three and Six Months Ended June 30, 1998 Compared to Three and Six Months Ended June 30, 1997
--------------------------------------------------------------------------

           Gross sales for the three months ended June 30, 1998 increased by $12,316,391, or 166.2%, to $19,725,323 compared to $7,408,932 for the three months ended June 30, 1997. WAWD, which was acquired in November 1997, accounted for $10,699,822 of this increase. The increase for the three months ended June 30, 1998 of $1,616,569, or 21.8%, exclusive of WAWD, was a result of an aggressive sales campaign during the second quarter. Gross sales for the six months ended June 30, 1998 increased by $21,350,522, or 137.3%, to $36,904,328 compared to $15,553,806 for the corresponding period in 1997. The increase for the six months ended June 30, 1998 was primarily attributable to WAWD sales of $21,018,151 with the Company's existing operations reflected an increase of $332,371, or 2.1% for the period.

           Gross profit in the three months ended June 30, 1998 increased by $3,406,148, or 173.0% to $5,374,568 compared to $1,968,420 for the three months ended June 30, 1997. Gross profit of $3,030,430 or 154.0% was attributable to WAWD . The increase net of WAWD of $375,718 or 19.1% was attributable to the increase of gross profit margins. Gross profit for the six months ended June 30, 1998 was $10,083,476 versus $3,879,515 for the same period in 1997. This represents an increase of $6,203,961 or 159.9%. WAWD contributed $5,754,574 to this total. The net increase of $449,387 is due to the increased gross profit percentage. Gross profit increased as a result of improved efficiencies in purchasing. Gross profit percentages increased from 26.5% for the six months ended June 30, 1997 to 29.0% for the six months ended June 30, 1998.

         Operating expenses during the three months ended June 30, 1998 were $5,497,192, an increase of $3,803,478 or 224.6% from $1,693,714 for the three months ended June 30, 1997. WAWD accounted for $2,610,938 of this increase or 68.6%. Operating expenses excluding WAWD increased $1,192,540 which represented 31.4% of the increase. Operating expenses, for the first six months of 1998 were $10,064,064, an increase of $6,615,577, or 191.8% from $3,448,487 for the same period in 1997. Increases in commissions to sales representatives, freight costs, and bad debts accounted for a majority of these increases. Operating expenses as a percentage of net sales have increased to 28.9% from 23.6% for the six months ended June 30, 1998 compared with June 30, 1997.

           The Company incurred a loss from operations for the three months ended June 30, 1998 of $122,624 versus income of $274,706 for the same period in 1997. This represents a decrease of $397,330 or 144.6%. For the six months ended June 30, 1998, income from operations was $19,412 versus $431,028 for the six months of 1997. This was a decrease of $411,616 or 95.5%. Income from operations for the six months ended June 30, 1998 decreased due to increased costs in operating expenses, including bad debt expenses, freight and commissions.

         Other income (expense) consisted of income of $95,000 from the sale of one of its subsidiaries, Quality First Brakes Inc., and a reserve of $150,000 for the write down of certain fixed assets for the six months ended June 30, 1998.

         Interest expense during the three months ended June 30, 1998 was $874,253, an increase of $662,251 over the interest expense of $212,002 during the corresponding period in 1997. Interest for WAWD for the three month period was $154,003. For the six months ended June 30, 1998, interest expense was $1,322,898, an increase of $908,813 compared to $414,085 for the first six months of 1997 for which WAWD represented $316,268 of this increase. The increase is mainly attributed to the recording of $480,000 for the issuance of subordinated debt, and an increase in the amount of bank borrowings.

         As a result of the foregoing, the Company recorded a net loss for the three months ended June 30, 1998 of $639,035 or $.14 per share, as compared to net income of $56,383, or $.01 per share for the three months ended June 30, 1997. For the six months ended June 30, 1998, the Company's net loss was $822,024 or $.18 per share, as compared to net income of $89,622 or $.02 per share for the same period in 1997.


Liquidity and Capital Resources

         The Company has continued to use funds generated from proceeds from the sale of stock, the exercise of warrants and bank borrowings to finance working capital requirements.

         Cash used in operations during the six months ended June 30, 1998 was $348,799 as compared with $559,943 provided by operations during the six months ended June 30, 1997. This change was due mainly to a loss in operations, an increase in accounts and notes receivable totaling $3,236,278 which was offset by a larger decrease in inventory of $3,147,207, for the period ended June 30, 1998. During the comparable period in 1997, inventory and accounts receivable provided cash of $2,801,937, however was offset by a decrease accounts payable and accrued expense of $2,461,310.

         During the six months ended June 30, 1998, the Company made a concerted effort to reduce inventory levels while ensuring the sufficient product availability. As a result, inventory (net of disposition) decreased by $3,147,207, or 12.2% from $25,814,917. Accounts receivable (net of disposition) increased by $2,343,646 or 26.3%, from January 1, 1998 to June 30, 1998. The increase in accounts receivable was a result of extended credit terms and increased sales.

           Cash provided by investing activities was $720,469 for the period ended June 30, compared with $65,758, used in the sale of a subsidiary on investing activities during 1997. The change was primarily due to the sale of a subsidiary.

         Cash provided by financing activities was $99,453 during the period ended June 30, 1998 compared with cash used of $699,617 in 1997. The Company repaid approximately 1,333,000 of its credit line from the proceeds of the reduction in inventory.

           June 30, 1998 the Company had a total of $15,660,000 available under its combined lines of credit which of $14,531,000 was outstanding. These funds are available for working capital purposes.

PART II  - EXHIBITS AND REPORTS ON FORM 8-K



Item 6.  Exhibits and Reports on Form 8-K

[a]      Financial Data Schedule

[b] No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       BRAKE HEADQUARTERS U.S.A., INC.




                                       /s/ Joseph Ende
                                       ----------------------------------------
                                       Joseph Ende, Chief Executive Officer


DATE:  August 19, 1998


                                       /s/ Marc J. Ruskin
                                       ----------------------------------------
                                       Marc J. Ruskin, Chief Financial Officer