Form 10-Q/A
period 1998-06-30
BRAKE HEADQUARTERS U S A INC
filed 1998-09-03
CIK 854551

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A


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
                                                              ============      ============      ============      ============

                 See Notes to Consolidated Financial Statements

                BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASHFLOWS
                                  (Unaudited)
________________________________________________________________________________

                                                                                   Six Months Ended
                                                                           June 30, 1998    June 30, 1997
                                                                           -------------    -------------
Cash flows from operating activities:
    Cash received from customers .....................................     $ 34,433,889      $ 15,422,655
    Cash paid to suppliers and employees .............................      (33,142,284)      (14,394,760)
    Interest paid ....................................................         (814,063)         (428,370)
    Taxes paid .......................................................         (826,301)          (39,582)
                                                                           ------------      ------------
        Net cash (used in) provided by operating activities ..........         (348,759)           559,943
                                                                           ------------      ------------
Cash flows from investing activities:
    Capital expenditures .............................................         (104,716)          (60,758)
    Loans to President ...............................................               --            (5,000)
    Notes receivable from the sale of subsidiary .....................          825,185             --
                                                                           ------------      ------------
        Net cash (used in) investing activities ......................          720,469           (65,758)
                                                                           ------------      ------------
Cash flows from financing activities:
    Proceeds from sale of stock and warrants .........................            2,438           457,200
    Proceeds from issuance of debt ...................................        1,398,000           114,546
    Repayments of notes payable and long term debt ...................       (1,300,985)       (1,271,363)
                                                                           ------------      ------------
        Net cash provided by (used in) financing activities ..........           99,453          (699,617)
                                                                           ------------      ------------

Net increase (decrease) in cash ......................................          471,163          (205,432)
Cash at  beginning of period .........................................           65,410           536,928
                                                                           ------------      ------------
Cash at end of period ................................................     $    536,573      $    331,496
                                                                           ============      ============
Reconciliation of net income to net cash used in operating activities:
    Net (loss) income ................................................     $   (822,024)     $     89,622
    Adjustments to reconcile net (loss) income to net cash provided by
         (used in) operating activities:
     Depreciation and amortization ...................................           55,357            51,708
     Amortization of deferred credit .................................         (167,873)             --
     Amortization of financing costs .................................           63,666              --
     Provision for doubtful accounts .................................          503,734              --
     Gain on sale of subsidiary ......................................          (94,879)             --
     Gain on sale of marketable securities ...........................          (17,217)             --
     Changes in assets and liabilities: (net of business disposition)
            Accounts receivable ......................................       (2,343,646)          808,259
            Inventory ................................................        3,147,207         1,993,678
            Prepaid expenses and other current assets ................          (14,951)           93,726
           Other assets ..............................................         (892,632)          (15,740)
           Accounts payable and accrued expenses .....................          234,499        (2,461,310)
                                                                           ------------      ------------
        Net cash (used in) provided by operating activities ..........     $   (348,759)     $    559,943
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




                                       BRAKE HEADQUARTERS U.S.A., INC.




                                       /s/ Joseph Ende
                                       ----------------------------------------
                                       Joseph Ende, Chief Executive Officer


DATE:  September 2, 1998


                                       /s/ Marc J. Ruskin
                                       ----------------------------------------
                                       Marc J. Ruskin, Chief Financial Officer