Form 10-Q
period 1998-09-30
BRAKE HEADQUARTERS U S A INC
filed 1998-11-17
CIK 854551

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

        [ X ] Quarterly Report Pursuant To Section 13 or 15[d] Of The
                       Securities Exchange Act Of 1934

              For the quarterly period ended September 30, 1998

                                     or

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

YES   X     NO
    -----      -----

            Class                               Outstanding at November 11, 1998
    ---------------------                       --------------------------------
Common Stock, $.001 par value                              7,153,255
Class A Common Stock Purchase Warrants

                       BRAKE HEADQUARTERS U.S.A., INC.

                                  FORM 10-Q

                              QUARTERLY REPORT
                             September 30, 1998

============================================================================


                                                                 Page No.
                                                                 --------

PART I -  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements -

        Consolidated Balance Sheets -  September 30, 1998
        (Unaudited) and December 31, 1997 ....................       3

        Consolidated Statements of Operations For The
        Nine and Three Months Ended September 30, 1998
        and September 30, 1997 (Unaudited) ...................       4

        Consolidated Statements of Cash Flows For The
        Nine Months Ended September 30, 1998
        and September 30, 1997 (Unaudited) ...................       5

        Notes to Consolidated Financial Statements (Unaudited)       6-7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ..................       8-9

PART II - OTHER INFORMATION ..................................

Item 6.   Exhibits and Reports on Form 8-K....................       10

          Signatures..........................................       11

              BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                                                   September 30, 1998
                                                                     (Unaudited)       December 31, 1997
                                                                     ------------        ------------
ASSETS

Current Assets:
     Cash                                                            $    294,329        $     65,410
     Accounts receivable, less allowance for doubtful
        accounts of $720,000 and $1,179,000                            10,425,089           8,910,085
     Inventory                                                         22,370,410          25,814,917
     Prepaid expenses and other current assets                            170,763             754,761
     Deferred tax asset                                                   739,000                --
                                                                     ------------        ------------
         Total current assets                                          33,999,591          35,545,173

Property and Equipment - net                                            1,684,823           1,638,749
Other Assets                                                            1,548,281             674,571
Due from Officer                                                          162,524              60,874
Deferred Tax Asset                                                         90,993             261,000
                                                                     ------------        ------------
         Total assets                                                $ 37,486,212        $ 38,180,367
                                                                     ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                $  7,477,411        $  6,546,436
     Accrued expenses and other current liabilities                       584,537           2,061,752
     Current portion of long-term debt                                 12,686,863           1,673,324
     Current tax liability                                              1,415,000                --
     Deferred tax liability                                                  --             1,526,000
                                                                     ------------        ------------
         Total current liabilities                                     22,163,811          11,807,512
                                                                     ------------        ------------

Long-term Debt                                                          5,702,404          16,239,285
Deferred Credit                                                         3,405,404           3,684,404
                                                                     ------------        ------------
         Total liabilities                                             31,271,619          31,731,201
                                                                     ------------        ------------

Shareholders' Equity:
      Preferred Stock - $.001 par value; authorized
         1,000,000 shares, none issued                                       --                  --
     Series B preferred stock - $.001 par value; authorized,
         issued and outstanding 1,000 shares                                    1                   1
     Common stock - $.001 par value; authorized 12,000,000
        shares, issued and outstanding 5,679,405 and 4,563,321              5,679               4,563
        shares
     Additional paid-in capital                                        17,753,582          17,022,258
     Accumulated deficit                                              (11,544,669)        (10,577,656)
                                                                     ------------        ------------
         Total shareholders' equity                                     6,214,593           6,449,166
                                                                     ------------        ------------

         Total Liabilities and Shareholders' Equity                  $ 37,486,212        $ 38,180,367
                                                                     ============        ============


                              See Notes to Consolidated Financial Statements

              BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)



                                                                          Nine Months                        Three Months
                                                                             ended                               ended
                                                                          September 30,                       September 30,
                                                                     1998              1997              1998              1997
                                                                     ----              ----              ----              ----

Sales                                                           $ 54,799,005      $ 23,374,179      $ 17,894,677      $  7,820,373
   Less returns and allowances                                    (3,507,799)       (1,327,824)       (1,399,436)         (388,414)
                                                                ------------      ------------      ------------      ------------
Net sales                                                         51,291,206        22,046,355        16,495,241         7,431,959

Cost of goods sold                                                36,245,606        16,083,282        11,533,117         5,348,401
                                                                ------------      ------------      ------------      ------------
Gross profit                                                      15,045,600         5,963,073         4,962,124         2,083,558

 Selling, general and administrative expenses                     14,904,966         5,351,838         4,840,902         1,903,340
                                                                ------------      ------------      ------------      ------------

Income  from operations                                              140,634           611,235           121,222           180,218
                                                                ------------      ------------      ------------      ------------

Other income (expense):
    Other income (expense)                                           (88,214)          176,865           (50,311)           44,438
    Interest expense                                              (1,699,412)         (614,295)         (376,514)         (200,210)
                                                                ------------      ------------      ------------      ------------
                                                                  (1,787,626)         (437,430)         (426,825)         (155,772)
                                                                ------------      ------------      ------------      ------------

(Loss) income before benefit (provision) for income taxes         (1,646,992)          173,805          (305,603)           24,446
Benefit (provision) for income taxes                                 680,000           (69,500)          160,635            (9,752)
                                                                ------------      ------------      ------------      ------------
Net (loss) income                                               $   (966,992)     $    104,305      $   (144,968)     $     14,694
                                                                ============      ============      ============      ============


Net (loss) income per basic and diluted share                   $       (.21)     $       0.02      $       (.03)     $       --
                                                                ============      ============      ============      ============


Weighted average number of common shares outstanding               4,695,430         4,304,428         4,931,033         4,362,622
                                                                ============      ============      ============      ============




                              See Notes to Consolidated Financial Statements

              BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASHFLOWS
                                (Unaudited)

                                                                                          Nine Months Ended
                                                                          September 30, 1998   September 30, 1997
                                                                          ------------------   ------------------
Cash flows from operating activities:
    Cash received from customers                                             $ 49,586,036        $ 22,417,445
    Cash paid to suppliers and employees                                      (47,044,508)        (22,361,070)
    Interest paid                                                              (1,247,316)           (629,295)
    Taxes paid                                                                   (859,732)            (62,873)
                                                                             ------------        ------------
            Net cash (used in) provided by operating activities                   434,480            (635,793)
                                                                             ------------        ------------

Cash flows from investing activities:
    Capital expenditures                                                         (178,686)           (137,299)
    Loans repayments to Officer                                                  (100,000)            195,000
                                                                             ------------        ------------
            Net cash provided by (used in) investing activities                  (278,686)             57,701
                                                                             ------------        ------------

Cash flows from financing activities:
    Proceeds from sale of stock and warrants                                      251,359             457,300
    Proceeds from issuance of debt                                              1,398,000             122,377
    Repayments of notes payable and long-term debt                             (1,576,234)           (333,505)
                                                                             ------------        ------------
            Net cash provided by financing activities                              73,125             246,172
                                                                             ------------        ------------

Net increase (decrease) in cash                                                   228,919            (331,920)
Cash at  beginning of period                                                       65,410             536,928
                                                                             ------------        ------------
Cash at end of period                                                        $    294,329        $    205,008
                                                                             ============        ============
Reconciliation of net (loss) income to net cash provided by (used in)
operating activities:
    Net (loss) income                                                        $   (966,992)       $    104,305
    Adjustments to reconcile net (loss) income to net cash provided by
         (used in) operating activities:
     Depreciation and amortization                                                127,212              76,862
     Amortization of deferred credit                                             (279,001)               --
     Amortization of financing costs                                              394,544                --
     Provision for doubtful accounts                                              530,785              24,069
     Gain on sale of subsidiary                                                   (94,879)               --
     Loss on sale of marketable securities                                         35,281                --
     Changes in assets and liabilities: (net of business disposition)
            Accounts receivable                                                (1,466,964)            347,021
            Inventory                                                           2,694,477             784,718
            Prepaid expenses and other current assets                             615,424            (173,252)
            Other assets                                                         (603,025)             58,503
            Accounts payable and accrued expenses                                (552,382)         (1,858,019)
                                                                             ------------        ------------

            Net cash provided by (used in)  operating activities             $    434,480        $   (635,793)
                                                                             ============        ============


Supplemental information of non-cash financing activities:


During the nine months ended September 30, 1997, thirty thousand shares of common stock were issued to a merger and acquisition firm. The fair value of the common stock issued was $296,250. A non cash expense of $480,000 was recorded during the nine months ended September 30, 1998 upon the issuance of convertible subordinated debentures.

                              See Notes to Consolidated Financial Statements

              BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation

     The accompanying unaudited consolidated financial statements of Brake Headquarters U.S.A., Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. There has been no significant changes of accounting policies since December 31, 1997.

Note 2

Debt

     The Company was in technical default under one of its credit facilities which existed at September 30, 1998. The bank has issued a waiver for the default. The Company has classified $9,712,000 of debt as a current liability as of September 30, 1998.

     On April 29, 1998, the Company completed a private financing of $1,500,000 principal amount of 8% subordinated convertible debentures due April 30, 2000 (the "Debentures"). The two foreign investors (the "Purchasers") also received five-year warrants to purchase an aggregate of 15,000 shares of Common Stock exercisable at $3.93 per share. The Debentures are convertible, commencing the earlier of 60 days from the date of closing or the effective date of a Registration Statement covering the shares of Common Stock underlying the Debentures and Warrants, at a conversion rate equal to the greater of (a) the lower of (i) 80% of the Market Price on the Conversion Date, or (ii) $3.77; or (b) the Floor Price of $2.00 per share. The Debentures are redeemable, with the consent of one of the Company's lenders, at any time at 120% of their principal amount plus all accrued interest and are also subject to redemption by the Company if the market price falls below the Floor Price. In the event the Company fails to redeem , the Purchasers may convert all or any part of the Debentures without there being a Floor Price.

     The Company and the Purchasers have agreed to sell and purchase, respectively, up to an additional $4 million principal amount of Debentures during the next 12 months provided certain market conditions are met. The Company also granted the Purchasers a Right of First Refusal on any transaction for the sale of common stock or securities convertible into common stock.

     In addition, an aggregate of $200,00 of 5% convertable debentures dated November 7, 1997 were converted into 911,807 shares of common stock as of September 30, 1998. Of this amount, Mr. Joseph Ende the Company's Chief Executive Officer converted $50,000 of such debentures.

Note 3

Stockholders' Equity

     In April 1998, the Company increased the authorized shares of common stock from 6,000,000 to 12,000,000 shares. Additionally, the Board of Directors and the shareholders of the Company authorized 1,000,000 shares of preferred stock, $.001 par value, in one or more series at the discretion of the Board of Directors.

Note 4

Commitments

     In May 1998, the Company entered into a 5 year agreement to lease new facilities at its San Francisco, CA. location. The monthly lease payment is $22,204 plus annual increases, which is comparable to the prior lease.

Note 5

Other Income Expense

     The Company has recorded additional interest expense during the second quarter of 1998 of $480,000 relating to private placements. The Company also recorded a gain from the sale of a subsidiary of approximately $95,000. The Company has accepted notes receivable and a personal guarantee for the sale. The Company has received a security interest in substantially all assets of the purchaser. A reserve of $150,000 has been recorded against certain fixed assets, which may have to be written-off. A decline in the value of marketable securities held by the Company was recorded totaling $35,000 in the September 30, 1998 quarter.

Note 6

Related Party Transactions

     On September 14, 1998, Mr. Joseph Ende, the Company's Chief Executive Officer, entered into agreements with two debentureholders (the "Debentureholders") to purchase an aggregate of $850,000 of the Company's 5% Convertible Debentures dated Nobemeber 7, 1997 (the "Debentures) prior to November 2, 1998. The Debentures matured on November 7, 1998 and are convertible into Common Stock at the rate of 82.5% of the average closing price of the Company's common Stock for the five trading days preceding conversion. As of November 13, 1998, Mr. Ende has purchased $660,000 of the Debentures and $100,000 were converted into 614,375 shares of Common Stock. The shares of Common Stock underlying the Debentures are registered for resale as part of an effective Registration Statement.

Item 2. Management's Discussion and Analysis Of Financial Condition And Results Of Operations

     The following should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997 and the related notes.

Material Changes in Results of Operations

Nine and Three Months Ended September 30, 1998 Compared to Nine and Three Months Ended September 30, 1997

     Gross sales for the three months ended September 30, 1998 increased by $10,074,304, or 128.8%, to $17,894,677 compared to $7,820,373 for the three months ended September 30, 1997. WAWD, which was acquired in November 1997, accounted for $9,796,286 of this increase. The increase for the three months ended September 30, 1998, exclusive of WAWD, of $278,018, or 3.6% was attributable to the addition of new customers during the third quarter. Gross sales for the nine months ended September 30, 1998 increased by $31,424,826, or 134.4%, to $54,799,005 compared to $23,374,179 for the corresponding period in 1997. The increase for the nine months ended September 30, 1998 was primarily attributable to WAWD sales of $30,814,437 with the Company's existing operations reflecting an increase of $610,389, or 2.6% for the period.

     Gross profit in the three months ended September 30, 1998 increased by $2,878,566, or 138.2%, to $4,962,124 compared to $ 2,083,558 for the three months ended September 30, 1997. Gross profit of $2,622,685 was attributable to WAWD . The increase, net of WAWD of $255,881 or 12.3% was attributable to the increase of gross profit margins. Gross profit for the nine months ended September 30, 1998 was $15,045,600 versus $5,963,073 for the same period in 1997. This represents an increase of $9,082,527 or 152.3%. WAWD contributed $8,377,259 to this total. The net increase of $705,268 is due to the increased gross profit percentage. Gross profit increased as a result of improved efficiencies in purchasing. Gross profit percentages increased from 27.0% for the nine months ended September 30, 1997 to 29.3% for the nine months ended September 30, 1998.

     Operating expenses during the three months ended September 30, 1998 were $4,840,902, an increase of $2,937,562 or 154.3% from $1,903,340 for the three months ended September 30, 1997. WAWD accounted for $2,559,372 of this increase or 87.1%. Operating expenses excluding WAWD increased $378,190 which represented 12.9% of the increase. Operating expenses for the first nine months of 1998 were $14,904,966, an increase of $9,553,128, or 178.5%
from $5,351,838 for the same period in 1997. Increases in commissions to sales representatives, freight costs, bad debts, and salaries accounted for a majority of these increases. Operating expenses as a percentage of net sales have increased to 29.1% from 24.3% for the nine months ended September 30, 1998 compared with September 30, 1997.

     The Company recognized a profit from operations for the three months ended September 30, 1998 of $121,222 versus income of $180,218 for the same period in 1997. This represents a decrease of $58,996 or 32.7%. For the nine months ended September 30, 1998, income from operations was $140,634 versus $611,235 for the nine months of 1997. This was a decrease of $470,601 or 77.0%. Income from operations for the nine and three months ended September 30, 1998 decreased due to increased costs in operating expenses, including bad debt expenses, freight, commissions, and salaries.

     Other income (expense) primarily consisted of income of $95,000 from the sale of one of its subsidiaries, Quality First Brakes Inc., and a reserve of $150,000 for the write-down of certain fixed assets, for the nine months ended September 30,1998.

     Interest expense during the three months ended September 30, 1998 was $376,514, an increase of $176,304 over the interest expense of $200,210 during the corresponding period in 1997. Interest for WAWD for the three month period was $154,627. For the nine months ended September 30, 1998, interest expense was

$1,699,412, an increase of $1,085,117 compared to $614,295 for the first nine months of 1997 for which WAWD represented $470,895 of this increase. The increase is attributed to the recording of $480,000 for the issuance of subordinated debt and to an increase in the amount of bank borrowings outstanding.

     As a result of the foregoing, the Company recorded a net loss for the three months ended September 30, 1998 of $144,968 or $.03 per share, as compared to net income of $14,694, or $.00 per share for the three months ended September 30, 1997. For the nine months ended September 30, 1998, the Company's net loss was $966,992 or $.21 per share, as compared to net income of $104,305 or $.02 per share for the same period in 1997.

Liquidity and Capital Resources

     The Company has continued to use funds generated from proceeds from the sale of stock, the exercise of warrants and bank borrowings to finance working capital requirements.

     Cash provided by operations during the nine months ended September 30, 1998 was $434,480 as compared with $635,793 used in operations during the nine months ended September 30, 1997. This change was due mainly to a loss from operations, an increase in accounts receivable totaling $1,466,694 which was offset by a decrease in inventory of $2,694,477 for the period ended September 30, 1998. During the comparable period in 1997,inventory and accounts receivable provided cash of $1,131,739, however was primarily offset by a decrease in accounts payable and accrued expense of $1,858,019.

     During the nine months ended September 30, 1998, the Company made a concerted effort to reduce inventory levels while ensuring the sufficient product availability. As a result, inventory (net of disposition) decreased by $2,694,477, or 10.4% from $25,814,917. Accounts receivable (net of disposition) increased by $1,466,964 or 16.5%, from January 1, 1998 to September 30, 1998. The increase in accounts receivable was a result of extended credit terms, and increased sales.

     Cash used in investing activities was $278,686 for the period ended September 30, 1998 compared with $57,701. This change was primarily due to the $195,000 repayment of loans to an officer in 1997, compared to a $10,000,000 loan in 1988.

     Cash provided by financing activities was $73,125 during the period ended September 30, 1998 compared with cash provided by of $246,172 in 1997. The Company repaid approximately $1,576,000 of its credit line from the proceeds of the reduction in inventory. The Company also completed an offering in April 1998 of $1,398,000 net proceeds of subordinated convertible debt.

     At September 30, 1998, the Company had a total of $959,000 available under its combined lines of credit of which $14,945,000 was outstanding. These funds are available for working capital purposes.

Year 2000 Issue

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     In 1996, the Company initiated a conversion from existing accounting software to programs that are year 2000 compliant. Management has determined that the year 2000 issue will not pose significant operational problems for its computer systems. As a result, all costs associated with this conversion are being expensed over the period of a five year lease for the software.

     The Company intends to implement a program to poll third party suppliers, vendors and customers of the procedures they are implementing to ensure their readiness for year 2000 issues. It is not possible, however, at present, to quantify the overall cost of resolving this issue for the Company's suppliers and customers. There can be no guarantee that the systems of other companies on which the Company relies upon will be timely converted, and would not have an adverse effect on the Company's systems. Sanyo Automotive has been advised that its own software has been designed and developed with a resolution to the Year 2000 Issue and as such Sanyo Automotive presently believes that the cost of fixing the Year 2000 Issue will not have a material effect on the Company's current financial position, liquidity or results of operations. The Company has already expanded approximately $400,000 to upgrade its current system to be year 2000 compliant. The Company estimates an additional cost of approximately $200,000 is necessary to complete the installation of its current system which will be financed over a three year period of time. WAWD is not currently on the Sanyo Automotive computer system. WAWD will utilize both internal and external resources to reprogram or replace, and test the software for Year 2000 modifications. WAWD anticipates completing the Year 2000 project in mid 1999. It is anticipated the cost to implement a new computer system which will be Year 2000 complaint will be approximately an additional $600,000, none of which has been expended to date. WAWD expects to finance this program through a three to five year capital lease.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

PART II  - EXHIBITS AND REPORTS ON FORM 8-K

Item 6.  Exhibits and Reports on Form 8-K

[a]    Financial Data Schedule

[b] A report on Form 8-K was filed on July 15, 1998, amending item 7 of the Company's current report on Form 8-K for November 17, 1997.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BRAKE HEADQUARTERS U.S.A., INC.

                                     /s/ Joseph Ende
                                     ----------------------------------------
                                     Joseph Ende, Chief Executive Officer
DATE: November 16, 1998
                                     /s/ Marc J. Ruskin
                                     ----------------------------------------
                                     Marc J. Ruskin, Chief Financial Officer