Form 10-Q/A
period 1998-09-30
BRAKE HEADQUARTERS U S A INC
filed 1998-12-03
CIK 854551

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
                                                                ============      ============      ============      ============




                              See Notes to Consolidated Financial Statements

              BRAKE HEADQUARTERS U.S.A., INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                                          Nine Months Ended
                                                                          September 30, 1998   September 30, 1997
                                                                          ------------------   ------------------
Cash flows from operating activities:
    Cash received from customers                                             $ 49,586,036        $ 22,417,445
    Cash paid to suppliers and employees                                      (47,044,508)        (22,361,070)
    Interest paid                                                              (1,247,316)           (629,295)
    Taxes paid                                                                   (859,732)            (62,873)
                                                                             ------------        ------------
            Net cash provided by (used in) operating activities                   434,480            (635,793)
                                                                             ------------        ------------

Cash flows from investing activities:
    Capital expenditures                                                         (178,686)           (137,299)
    Loans repayments to Officer                                                  (100,000)            195,000
                                                                             ------------        ------------
            Net cash (used in) provided by investing activities                  (278,686)             57,701
                                                                             ------------        ------------

Cash flows from financing activities:
    Proceeds from sale of stock and warrants                                      251,359             457,300
    Proceeds from issuance of debt                                              1,398,000             122,377
    Repayments of notes payable and long-term debt                             (1,576,234)           (333,505)
                                                                             ------------        ------------
            Net cash provided by financing activities                              73,125             246,172
                                                                             ------------        ------------

Net increase (decrease) in cash                                                   228,919            (331,920)
Cash at  beginning of period                                                       65,410             536,928
                                                                             ------------        ------------
Cash at end of period                                                        $    294,329        $    205,008
                                                                             ============        ============
Reconciliation of net (loss) income to net cash provided by (used in)
operating activities:
    Net (loss) income                                                        $   (966,992)       $    104,305
    Adjustments to reconcile net (loss) income to net cash provided by
         (used in) operating activities:
     Depreciation and amortization                                                127,212              76,862
     Amortization of deferred credit                                             (279,001)               --
     Amortization of financing costs                                              394,544                --
     Provision for doubtful accounts                                              530,785              24,069
     Gain on sale of subsidiary                                                   (94,879)               --
     Loss on sale of marketable securities                                         35,281                --
     Changes in assets and liabilities: (net of business disposition)
            Accounts receivable                                                (1,466,964)            347,021
            Inventory                                                           2,694,477             784,718
            Prepaid expenses and other current assets                             615,424            (173,252)
            Other assets                                                         (603,025)             58,503
            Accounts payable and accrued expenses                                (552,382)         (1,858,019)
                                                                             ------------        ------------

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

Note 2

Debt

     The Company was not in compliance with certain financial covenants in one of its credit facilities which existed at September 30, 1998. The bank has issued a waiver for the default. As a result of the prior non-compliance, the Company has classified $9,712,000 of debt as a current liability as of September 30, 1998.


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

     In addition, an aggregate of $200,000 of 5% convertable debentures dated November 7, 1997 were converted into 911,807 shares of common stock as of September 30, 1998. Of this amount, Mr. Joseph Ende the Company's Chief Executive Officer converted $50,000 of such debentures.

Note 3

Stockholders' Equity

     In April 1998, the Company increased the authorized shares of common stock from 6,000,000 to 12,000,000 shares. Additionally, the Board of Directors and the shareholders of the Company authorized 1,001,000 shares of preferred stock, $.001 par value, in one or more series at the discretion of the Board of Directors.


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

Note 6

Related Party Transactions

     On September 14, 1998, Mr. Joseph Ende, the Company's Chief Executive Officer, entered into agreements with two debentureholders (the "Debentureholders") to purchase an aggregate of $850,000 of the Company's 5% Convertible Debentures dated November 7, 1997 (the "Debentures) prior to November 2, 1998. The Debentures matured on November 7, 1998 and are convertible into Common Stock at the rate of 82.5% of the average closing price of the Company's common Stock for the five trading days preceding conversion. As of November 13, 1998, Mr. Ende has purchased $660,000 of the Debentures and $100,000 were converted into 614,375 shares of Common Stock. The shares of Common Stock underlying the Debentures are registered for resale as part of an effective Registration Statement.

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


     Cash used in investing activities was $278,686 for the period ended September 30, 1998 compared with $57,701 for September 30, 1997. This change was primarily due to the $195,000 repayment of loans to an officer in 1997, compared to a $100,000 loan in 1988.


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


     On September 14, 1998, Mr. Joseph Ende, the Company's Chief Executive Officer, entered into agreements with two debentureholders (the "Debentureholders") to purchase an aggregate of $850,000 of the Company's 5% Convertible Debentures dated November 7, 1997 (the "Debentures) prior to November 2, 1998. The Debentures matured on November 7, 1998 and are convertible into Common Stock at the rate of 82.5% of the average closing price of the Company's common Stock for the five trading days preceding conversion. As of November 13, 1998, Mr. Ende has purchased $660,000 of the Debentures and $100,000 were converted into 614,375 shares of Common Stock. The shares of Common Stock underlying the Debentures are registered for resale as part of an effective Registration Statement.


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

     The Company intends to implement a program to poll third party suppliers, vendors and customers of the procedures they are implementing to ensure their readiness for year 2000 issues. It is not possible, however, at present, to quantify the overall cost of resolving this issue for the Company's suppliers and customers. There can be no guarantee that the systems of other companies on which the Company relies upon will be timely converted, and would not have an adverse effect on the Company's systems. Sanyo Automotive has been advised that its own software has been designed and developed with a resolution to the Year 2000 Issue and as such Sanyo Automotive presently believes that the cost of fixing the Year 2000 Issue will not have a material effect on the Company's current financial position, liquidity or results of operations. The Company has already expended approximately $400,000 to upgrade its current system to be year 2000 compliant. The Company estimates an additional cost of approximately $200,000 is necessary to complete the installation of its current system which will be financed over a three year period of time. WAWD is not currently on the Sanyo Automotive computer system. WAWD will utilize both internal and external resources to reprogram or replace, and test the software for Year 2000 modifications. WAWD anticipates completing the Year 2000 project in mid 1999. It is anticipated the cost to implement a new computer system which will be Year 2000 complaint will be approximately an additional $600,000, none of which has been expended to date. WAWD expects to finance this program through a three to five year capital lease.

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

                                     BRAKE HEADQUARTERS U.S.A., INC.

                                     /s/ Joseph Ende
                                     ----------------------------------------
                                     Joseph Ende, Chief Executive Officer

DATE: December 3, 1998


                                     /s/ Marc J. Ruskin
                                     ----------------------------------------
                                     Marc J. Ruskin, Chief Financial Officer