Form 10-Q/A
period 1998-09-30
BRAKE HEADQUARTERS U S A INC
filed 1998-12-24
CIK 854551

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

                                     BRAKE HEADQUARTERS U.S.A., INC.

                                     /s/ Joseph Ende
                                     ----------------------------------------
                                     Joseph Ende, Chief Executive Officer

DATE: December 24, 1998

                                     /s/ Marc J. Ruskin
                                     ----------------------------------------
                                     Marc J. Ruskin, Chief Financial Officer